Form 10QSB
period 2002-03-31
SAILTECH INTERNATIONAL INC
filed 2002-05-15
CIK 1161165

=================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-33481

SAILTECH INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA	65-1060612
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

2964 63rd Avenue East
Bradenton, Flordia 34203
(Address of principal executive offices)

(941) 739-7904
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 17,592,435

=================================================================================

PART I.

ITEM 1. - Financial Statements

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	MARCH 31 2002	DECEMBER 31 2001
ASSETS
Current
Cash	$274,640	$765,297
Accounts receivable	28,821	3,285
Prepaid expenses	27,523	2,301
Inventory (Note 4)	261,238	261,686
	592,222	1,032,569
Capital Assets (Note 5)	1,295,945	1,331,354

	$1,888,167 ===========	$2,363,923 ===========

LIABILITIES
Current
Accounts payable and accrued liabilities	$102,598	$96,573
Loans payable	17,077	17,077
Customer deposits	413,036	459,966
	532,711	573,616
Obligation Arising From Common Stock Subject To Put Option (Note 6)	1,500,000	1,500,000

SHAREHOLDER'S EQUITY
Share Capital
Preferred Stock
1,000,000 shares authorized at $0.01 par value, none issued
Common Stock
50,000,000 shares authorized at $0.001 par value
10,092,335 shares issued and outstanding at March 31, 2002 and at December 31, 2001	10,092	10,092

Additional paid-in capital	1,783,034	1,783,034

Deficit Accumulated During The Development Stage	(1,937,670)	(1,502,819)
	(144,544)	290,307

	$1,888,167 ===========	$2,363,923 ===========

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31		PERIOD FROM INCEPTION SEPTEMBER 16 1998 TO MARCH 31 2002
	2002	2001

Revenue
Sales	$70,930	$-	$172,930
Cost of sales	72,043	-	157,043
Trade-in over allowances	-	-	101,000
	72,043	-	258,043
Gross profit (loss)	(1,113)	-	(85,113)
Other income	2,895	-	10,339
	1,782	-	(74,774)
Expenses
Advertising and promotion	27,049	9,557	57,186
Amortization	90,721	53,634	317,818
Automotive and travel	2,269	5,671	17,138
Investor relations	9,000	-	134,500
Bank charges and exchange	115	534	5,148
Consulting fees	-	-	10,796
Filing and transfer fees	1,107	1,616	9,005
Insurance	1,821	-	7,400
Management fees	7,500	10,000	67,000
Materials and supplies	42,965	1,332	75,479
Office supplies and sundry	8,304	13,678	56,441
Professional fees	6,929	556	110,702
Rent and utilities	47,685	52,839	224,862
Repairs and maintenance	4,542	-	11,694
Salaries and benefits	168,804	56,942	734,281
Telephone	3,168	350	8,742
Property tax	14,654	-	14,654
Write off mineral property	-	-	50
	(436,633)	(206,709)	(1,862,896)

Loss For The Period	(434,851)	(206,709)	$(1,937,670) =========

Deficit Accumulated During The Development Stage, Beginning Of Period	(1,502,819)	(198,537)

Deficit Accumulated During The Development Stage, End Of Period	$(1,937,670) ============	$(405,246) ==========

Loss Per Share, basic and diluted	$(0.02) ============	$(0.02) ==========

Weighted Average Number Of Shares Outstanding	17,592,335 ============	9,470,000 ==========

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31		PERIOD FROM INCEPTION SEPTEMBER 16 1998 TO MARCH 31 2002
	2002	2001

Cash Flows From Operating Activities
Loss for the period	$(434,851)	$(206,709)	$(1,937,670)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Stock based compensation	-	-	334,500
Amortization	90,721	53,634	317,818
Write off of mineral property	-	-	50
Change in accounts receivable	(25,536)	3,378	(25,458)
Change in prepaid expenses	(25,222)	(7,430)	(27,523)
Change in inventory	448	-	(261,238)
Change in accounts payable	6,025	26,461	55,325
Change in customer deposits	(46,930)	-	413,036
	(435,345)	(130,666)	(1,131,160)

Cash Flows From Financing Activities
Common stock issued subject to put option	-	-	1,500,000
Common stock issued	-	-	174,300
Loans payable	-	131,225	226,403
	-	131,225	1,900,703

Cash Flows From Investing Activities
Capital assets	(55,312)	(4,183)	(526,799)
Cash acquired on acquisition of subsidiary company	-	-	31,896
	(55,312)	(4,183)	(494,903)

Net Increase (Decrease) In Cash	(490,657)	(3,624)	274,640

Cash, Beginning Of Period	765,297	9,065	-

Cash, End Of Period	$274,640 =========	$5,441 =========	$274,640 ==========

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL

Issuance of common stock
September 23, 1998	50,000	$50	$-	$-	$50
October 26, 1998	4,000,000	4,000	36,000	-	40,000
October 28, 1998	135,000	135	33,615	-	33,750
Loss for the period	-	-	-	(50,817)	(50,817)

Balance, December 31, 1998	4,185,000	4,185	69,615	(50,817)	22,983

Loss for the year	-	-	-	(15,007)	(15,007)

Balance, December 31, 1999	4,185,000	4,185	69,615	(65,824)	7,976

Issuance of common stock
March 31, 2000	50,000	50	450	-	500
Issuance of common stock
November 22, 2000	500,000	500	999,500	-	1,000,000
	4,735,000	4,735	1,069,565	(65,824)	1,008,476
Adjustment to number of shares issued and outstanding as a result of a 2 for 1 forward split	4,735,000	4,735	(4,735)	-	-
Loss for the year	-	-	-	(132,713)	(132,713)

Balance, December 31, 2000	9,470,000	9,470	1,064,830	(198,537)	875,763

Issuance of common stock
May 24, 2001	100,000	100	100,900	-	101,000
Issuance of common stock
June 5, 2001	133,334	133	99,867	-	100,000
Issuance of common stock
July 26, 2001	10,000	10	9,490	-	9,500
Issuance of common stock
December 12, 2001	379,001	379	283,947	-	284,326
Warrants granted on issuance of common stock subject to put option	-	-	1,075,257	-	1,075,257
Warrants issued on equity financing	-	-	(1,075,257)	-	(1,075,257)
Compensation on grant of stock options	-	-	224,000	-	224,000
Loss for the year	-	-	-	(1,304,282)	(1,304,282)

Balance, December 31, 2001	10,092,335	10,092	1,783,034	(1,502,819)	290,307

Loss for the period	-	-	-	(433,738)	(433,738)

Balance, March 31, 2002	10,092,335 ==========	$10,092 ========	$1,783,034 ==========	$(1,936,557) ===========	$(143,431) =========

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.

2. NATURE OF OPERATIONS

  Organization

  The Company was incorporated in the State of Nevada, U.S.A., on September 16, 1998. The Company's wholly-owned subsidiary, Sailtech Design Inc., was incorporated under the British Columbia Company Act on December 11, 1996, and its wholly-owned Florida subsidiary, Sailtech Design, Inc. was incorporated on July 28, 2000.

  Development Stage Activities

  Sailtech International Inc. is in the business of manufacturing a line of aluminium yachts and work vessels using a proprietary software technology that aids in the design and construction of its aluminium boats. The Company's continuing operation, and ultimately the attainment of profitable operations, is dependent upon obtaining adequate financing to fulfil its business objectives and achieve a level of sales adequate to support the Company's cost structure.

  Going Concern

  Since inception, the Company has incurred losses of $1,927,557 and has funded its operations primarily through capital stock issuances. In order to achieve a level of profitable operations, the Company must obtain sufficient boat construction contracts and raise additional equity funding to support its funding requirements until that time. Management believes that sufficient additional equity funding will be available to meet its cash needs for working capital, and is currently evaluating several financing options, and is actively seeking sales contracts. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue development or that sufficient sales contracts will be obtained. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

  Consolidation

  These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Sailtech Design Inc., and its wholly-owned U.S. subsidiary, Sailtech Design Inc.

  Inventory

  Inventory of work in progress on long-term boat construction contracts represent accumulated costs of labor and materials.

  Inventory of trade-in boats is recorded at the lower of cost and wholesale cost plus a reasonable mark-up.

  Inventory of materials is recorded at the lower of cost and net realizable value. Cost is determined in a first-in, first-out basis.

  Capital Assets

  Capital assets are recorded at cost and amortized over their economic lives as follows:

Computer equipment	30% straight line basis
Shop equipment	20% straight line basis
Tooling and molds	30% straight line basis
Automobiles	30% straight line basis
Goodwill	Straight line over 7 years

Management reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be reasonable.

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

   d.    Revenue Recognition

Sales under long-term construction contracts are recognized on a percentage of completion basis. As construction projects are performed, costs and estimated gross margins are recorded as sales on the percentage that incurred costs bear to estimated total costs, using the most recent estimates of completion costs.

When a current contract estimate indicates a loss, a provision is made for total anticipated loss in the current period.

A provision for warranty costs of approximately 1% of the new boat sale is recorded at the time of sale closing and delivery to the customer. The warranty provision is reviewed on a continual basis and the percentage adjusted based on actual warranty costs incurred. Revenue on used boats is recognized at time of delivery.

   e.      Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.

   f.       Shipping and Handling Costs

Costs related to shipping and handling are included in cost of sales.

   g.      Stock Based Compensation

The Company measures compensation expense for employees and directors for its stock option plan using the intrinsic value method and provides pro-forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense. When options are issued to consultants or other third parties, expense is determined under the fair value method required by SFAS 123 - "Accounting for Stock-Based Compensation".

SAILTECH INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

   h.       Foreign Currency Translation

Transactions in foreign currency have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital assets at the historical exchange rate, and revenues and expenses at the average exchange rate for the period.

   i.      Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, due to shareholders and loans payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

   j.      Loss Per Share

Loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive.

   k.      New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 - "Business Combinations". The Statement requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The Company believes that the adoption of FASB No. 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued Statement No. 142 - "Goodwill and Other Intangible Assets". The Statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This Statement is effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of FASB No. 142 will not have a material impact on its financial statements.

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

   k.      New Accounting Pronouncements (Continued)

In August 2001, the FASB issued Statement No. 144 - "Accounting for the Impairment of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. FASB No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company believes that the adoption of FASB No. 144 will not have a material impact on its financial statements.

4. INVENTORY

	March 31 2002	December 31 2001

Materials	$55,238	$55,686
Used boat	206,000	206,686

	$261,238 =========	$261,686 ======

5. CAPITAL ASSETS

	March 31 2001	December 31 2000

Office furniture and equipment	$25,608	$7,517
Computer equipment	46,869	4,634
Shop equipment	451,572	14,808
Tooling and molds	66,397	66,397
Automobiles	7,271	7,271
Goodwill	1,001,098	926,098
Mineral property	-	-
Leaseholds	25,478	-
	1,624,293	1,026,725
Accumulated amortization	328,348	90,779
	$1,295,945 =========	$935,946 =========

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)
(Stated in U.S. Dollars)

6. OBLIGATION ARISING FROM COMMON STOCK SUBJECT TO PUT OPTION

On August 30, 2000, the Company issued 7,500,000 shares of common stock at a price of $0.20 per share for total consideration of $1,500,000. In addition, the Company issued warrants to purchase up to 2,000,000 additional shares of common stock at a price of $0.75 per share up to August 30, 2006.

Under the terms of the agreement with the subscriber, the Company may be required to purchase any or all shares of common stock at a price equal to the greater of $0.75 and the last price at which the Company sold any shares of its common stock. This put option may only be exercised in the event of default by the Company.

The Company may not take any significant or material action without the approval of the subscriber. In the event of a default in the terms of any of the agreements entered into between the Company and the subscriber, or a default in any Company obligation, the subscriber has a security interest in all of the property of the Company and a license to all of its technology. In case of default, the Company may be required to pay an amount in excess of $1,500,000. The excess is not determinable at this time.

As the put option is not under the control of the Company, the proceeds of $1,500,000 have been excluded from shareholders equity.

The put option remains in effect until the subscriber has received $1,000,000 of cumulative net cash proceeds from the sale of the subscriber's common stock.

Under the terms of the stock purchase agreement, the Company is required to issue to the subscriber additional shares of common stock so that the subscriber maintains a constant percentage ownership should additional common stock be issued to other than the subscriber at less than $0.75 per share.

The fair value of the warrants, amounting to $1,075,257, calculated using the Black-Scholes model has been credited to additional paid in capital, offset by $1,075,257, representing the cost of the equity financing.

PART II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company had a reduction in working capital in the first quarter of 2002 of $399,000, from $459,000 to $60,000, resulting primarily from an operating loss for the period as the Company began the prototype phase of its operation.

Current assets decreased from $1,033,000 to $592,000 during the first quarter 2002, mostly the result of cash requirements for completing the startup of production.

Current liabilities decreased from $574, 000 to $532,000 during the quarter, primarily due to the recognition of some customer deposits as revenue.

The Company has had no problems in fulfilling its financial obligations and has no material commitments for capital expenditures. Management believes that funds generated by operations will continue to satisfy the Company's working capital requirements through the second quarter 2002. Sometime in the third quarter 2002, the Company will require additional financing to complete the prototype phase of its operation.

Results of Operations

The Company began to recognize revenues in the first quarter 2002 from its Florida facilities. Sales of $71,000 are from two partially completed vessels and compare with no sales for the first quarter 2000. Since the first few yachts are prototypes, they are built at near cost, so Cost of sales of $72,000 is approximately the same as Sales. This compares to no Cost of sales over the same period last year. Other Income of $3,000 is miscellaneous job shop work and bank interest.

Operating Expenses roughly doubled over the same quarter last year. Advertising and promotion of $27,000 increased 183% over first quarter 2000 largely due to the launching of ads in yachting magazines. Depreciation and amortization of $91,000 increased by 69% over the same period last year due to the purchase of necessary production equipment. Travel expenses of $2,000 decreased 60% from first quarter last year due to reduced travel between the Florida and Canadian Companies. Investor relations of $9,000 is a new expense resulting from a contract with an investor communications company that commenced in summer 2000. Insurance of $2,000 is also a new expense with coverage on the Florida facility beginning in the second quarter 2000. Management fees decreased 25% compared with first quarter last year due to timing differences. Materials and supplies of $43,000 was 32 times the amount during last year's same period, due to the start up of production operations. Office expenses of $8,000 dropped 39% from last year's first quarter due to completion of office set up. Professional fees of $7,000 were 12 times greater than first quarter 2000 due to increases in accounting, legal and engineering fees. Repairs and maintenance of $5,000 is a new expense related to start up of production facilities. Salaries and benefits of $169,000 represent a threefold increase over the first quarter 2000 due to the increase in employees from 5 to 20. Telephone expenses of $3,000 are 9 times those of the first quarter 2000 due to additional lines, long distance and internet services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May 2002.

SAILTECH INTERNATIONAL, INC.
(Registrant)

BY: /s/ Gunter Richtler

Gunter Richtler President, and a member of the Board of Directors

/s/ Carey Phillips
Carey Phillips Chief Financial Officer, and a memeber of the Borad of Directors