Form 10QSB
period 2002-06-30
SAILTECH INTERNATIONAL INC
filed 2002-08-20
CIK 1161165

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33481

SAILTECH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	65-1060612
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2964 63RD Avenue East
Bradenton, Florida 34203
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
Yes [ x ] No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002: 17,592,435

==================================================================================

PART I

ITEM 1. FINANCIAL STATEMENTS

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Stated in U.S. Dollars)
	JUNE 30 2002	DECEMBER 31 2001
ASSETS
Current
Cash	$92,659	$765,297
Accounts receivable	25,545	3,285
Prepaid expenses	3,515	2,301
Inventory (Note 4)	321,446	261,686
	443,165	1,032,569
Capital Assets (Note 5)	453,615	495,320
Goodwill (Note 6)	836,034	836,034
	$1,732,814	$2,363,923
LIABILITIES
Current
Accounts payable and accrued liabilities	$213,341	$96,573
Loans payable	17,077	17,077
Customer deposits	471,688	358,966
Obligation arising from common stock subject to put option (Note 2)	1,500,000	-
	2,202,106	472,616
Obligation Arising From Common Stock Subject To Put Option (Note 2)	-	1,500,000

SHAREHOLDER'S EQUITY
Share Capital
Preferred Stock
1,000,000 shares authorized at $0.01 par value, none issued

Common Stock
50,000,000 shares authorized at $0.001 par value
17,592,435 shares issued and outstanding at June 30, 2002 and at December 31, 2001	17,592	17,592
Additional paid-in capital	1,775,534	1,775,534
Deficit Accumulated During The Development Stage	(2,262,418)	(1,401,819)
	(469,292)	391,307

	$1,732,814	$2,363,923

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)
					PERIOD FROM INCEPTION SEPTEMBER 16 1998 TO JUNE 30 2002
	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2002	2001	2002	2001
Revenue
Sales	$150,060	$-	$216,690	$-	$318,690
Cost of sales	227,652	-	299,695	-	384,695
Gross profit (loss)	(77,592)	-	(83,005)	-	(66,005)
Other income	705	-	3,600	-	11,044
	(76,887)	-	(79,405)	-	(54,961)

Expenses
Advertising and promotion	15,339	1,100	42,388	10,657	72,525
Amortization of capital assets	56,757	7,207	111,724	14,159	173,757
Amortization of goodwill	-	33,075	-	66,150	165,064
Automotive and travel	108	3,312	2,377	8,983	17,246
Investor relations	9,000	-	18,000	-	143,500
Bank charges and exchange	1,716	555	1,831	1,089	6,864
Consulting fees	-	-	-	-	10,796
Filing and transfer fees	439	591	1,546	2,207	9,444
Insurance	16,925	1,457	18,746	1,457	24,325
Management fees	7,500	5,000	15,000	15,000	74,500
Materials and supplies	25,575	1,872	68,540	3,204	101,054
Office supplies and sundry	12,309	933	20,613	14,611	68,750
Professional fees	30,732	5,074	37,661	5,630	141,434
Rent and utilities	44,182	19,970	91,867	72,809	269,044
Repairs and maintenance	5,062	843	9,604	843	16,756
Salaries and benefits	147,208	43,491	316,012	100,433	881,489
Telephone	2,753	992	5,921	1,342	11,495
Property tax	4,710	-	19,364	-	19,364
Write off mineral property	-	-	-	-	50
	380,315	125,472	781,194	318,574	2,207,457

Loss For The Period	(457,202)	(125,472)	(860,599)	(318,574)	$(2,262,418)
Deficit Accumulated During The Development Stage, Beginning Of Period	(1,805,216)	(391,639)	(1,401,819)	(198,537)
Deficit Accumulated During The Development Stage, End Of Period	$(2,262,418)	$(517,111)	$(2,262,418)	$(517,111)
Loss Per Share, basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.03)
Weighted Average Number Of Shares Outstanding	17,592,435	9,546,190	17,592,435	9,508,306

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
					PERIOD FROM INCEPTION SEPTEMBER 16 1998 TO JUNE 30 2002
	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2002	2001	2002	2001
Cash Flows From Operating Activities
Loss for the period	$(457,202)	$(125,472)	$(860,599)	$(318,574)	$(2,262,418)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Stock based compensation	-	-	-	-	334,500
Amortization	56,757	40,282	111,724	80,309	338,821
Write off of mineral property	-	-	-	-	50
Change in accounts receivable	3,276	(4)	(22,260)	3,374	(22,182)
Change in prepaid expenses	24,008	6,311	(1,214)	(1,119)	(3,515)
Change in inventory	(60,208)	-	(59,760)	-	(321,446)
Change in accounts payable	110,743	(17,713)	116,768	8,748	166,068
Change in customer deposits	155,352	-	112,722	-	471,688
	(167,274)	(96,596)	(602,619)	(227,262)	(1,298,434)
Cash Flows From Financing Activities
Common stock issued subject to put option	-	-	-	-	1,500,000
Common stock issued	-	100,000	-	100,000	174,300
Loans payable	-	60,700	-	191,925	226,403
	-	160,700	-	291,925	1,900,703
Cash Flows From Investing Activities
Capital assets	(14,707)	(1,660)	(70,019)	(5,843)	(541,506)
Cash acquired on acquisition of subsidiary company	-	-	-	-	31,896
	(14,707)	(1,660)	(70,019)	(5,843)	(509,610)

Net Increase (Decrease) In Cash	(181,981)	62,444	(672,638)	58,820	92,659

Cash, Beginning Of Period	274,640	5,441	765,297	9,065	-

Cash, End Of Period	$92,659	$67,885	$92,659	$67,885	$92,659

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.

2. OBLIGATION ARISING FROM COMMON STOCK SUBJECT TO PUT OPTION

On August 30, 2000, the Company issued 7,500,000 shares of common stock at a price of $0.20 per share for total cash consideration of $1,500,000. In addition, the Company issued warrants to purchase up to 2,000,000 additional shares of common stock at a price of $0.75 per share up to August 30, 2006.

Under the terms of the agreement with the investor, the Company may be required to purchase any or all shares of common stock at a price equal to the greater of $0.75 or the last price at which the Company sold any shares of its common stock. This put option may only be exercised in the event of default by the Company.

As the put option is not under the control of the Company, the proceeds of $1,500,000 have been excluded from shareholders equity.

On July 1, 2002, the Company defaulted under the terms of the agreement due to the insolvency of the operating subsidiary. Consequently, the Company was notified that the investor elects to exercise the put option requiring the Company to purchase all shares of common stock owned by the investor. The amount of the Company=s obligation to the investor is $5,625,000.

As an insolvent corporation, the Company is not in a position to satisfy its obligation to the investor.

The Company is negotiating to settle the indebtedness by the transfer of 100% of the issued and outstanding capital stock of the subsidiary and the transfer of certain intellectual property rights owned by the Company in return for the cancellation of the indebtedness of $5,625,000 owed to the investor by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company had a reduction in working capital in the first quarter of 2002 of $399,000, from $459,000 to $60,000, resulting primarily from an operating loss for the period as the Company began the prototype phase of its operation. Second quarter working capital turned negative due to the increase in accounts payable and reclassification of the obligation arising from common stock subject to put option. Current assets decreased from $1,033,000 to $592,000 during the first quarter 2002, and to $443,000 in the second quarter, mostly the result of cash requirements for the startup of production. Current liabilities decreased from $574,000 to $532,000 during the first quarter, primarily due to the recognition of some customer deposits as revenue, and increased to $2,202,106 due to increases in the put option obligation, accounts payable, and customer deposits. The company began to experience cash shortage problems in the second quarter and some of its accounts payable are past due. The company has no material commitments for capital expenditures. Management believes that funds generated by operations will not continue to satisfy the Company's working capital requirements through the third quarter 2002. Unless the company obtains additional financing in the third quarter it will be unable to complete the prototype phase of its operation.

Results of Operations

The Company began to recognize revenues in the first six months of 2002 from its Florida facilities. Sales of $216,000 are from two partially completed vessels and compare with no sales for the first half 2000. Cost of sales of $300,000 includes cost work on one vessel of approximately $80,000, for which the company was unable to obtain payment from the owner. This compares to no cost of sales over the same period last year. Other Income of $3,000 is miscellaneous job shop work and bank interest. Operating Expenses increased by 146% over the first six months of 2000. Advertising and promotion of $42,000 increased 297% over first half 2000 largely due to the launching of ads in yachting magazines. Depreciation of $112,000 increased by 689% over the same period last year due to the purchase of necessary production equipment. Travel expenses of $2,000 decreased 60% from first half last year due to reduced travel between the Florida and Canadian Companies. Investor relations of $18,000 is a new expense resulting from a contract with an investor communications company that commenced in summer 2000. Insurance of $19,000 is also a new expense with coverage on the Florida facility beginning in the second quarter 2000. Materials and supplies of $69,000 was 23 times the amount during last year's same period, due to the start up of production operations. Office expenses of $21,000 increased 43% from last year's first half. Professional fees of $38,000 were 6 times greater than first half 2000 due to increases in accounting, legal and engineering fees. Repairs and maintenance of $10,000 is a new expense related to start up of production facilities. Salaries and benefits of $316,000 represent a threefold increase over the first half 2000 due to the increase in employees from 5 to 20. Telephone expenses of $6,000 are 4 times those of the first half 2000 due to additional lines, long distance and internet services. Property tax of $19,000 was formerly included in rent and utilities and is now listed separately.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Form 8-K

On July 12, 2002, the Company filed a report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of August, 2002.

SAILTECH INTERNATIONAL, INC. The "Registrant"
Signature	Title
/s/ Gunter H. Richtler Gunter H. Richtler, President	President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, and a member of the Board of Directors