Form 10QSB
period 2002-09-30
SAILTECH INTERNATIONAL INC
filed 2002-11-20
CIK 1161165

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ x ] No [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 17,592,435

==================================================================================

PART I

ITEM 1. FINANCIAL STATEMENTS

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2002	2001

ASSETS
Current
Cash	$4,065	$765,297
Accounts receivable	1,476	3,285
Prepaid expenses	1,635	2,301
Inventory (Note 4)	-	261,686
	7,176	1,032,569
Capital Assets (Note 5)	-	495,320
Goodwill (Note 6)	-	836,034

	$7,176	$2,363,923

LIABILITIES
Current
Accounts payable and accrued liabilities	$256,643	$96,573
Loans payable	17,077	17,077
Customer deposits	-	358,966
Obligation arising from common stock subject to put option (Note 2)	1,500,000	-
	1,773,720	472,616
Obligation Arising From Common Stock Subject To Put Option (Note 2)	-	1,500,000
SHAREHOLDER'S EQUITY (DEFICIENCY)
Share Capital
Preferred Stock
1,000,000 shares authorized at $0.01 par value, none issued
Common Stock
50,000,000 shares authorized at $0.001 par value
17,592,435 shares issued and outstanding at September 30, 2002 and at December 31, 2001	17,592	17,592
Additional paid-in capital	1,775,534	1,775,534

Deficit Accumulated During The Development Stage	(3,559,670)	(1,401,819)
	(1,766,544)	391,307
	$7,176	$2,363,923

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					SEPTEMBER 16
	THREE MONTHS ENDED		NINE MONTHS ENDED		1998 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2002	2001	2002	2001	2002

Revenue
Sales	$459,693	$-	$676,383	$-	$778,383
Cost of sales	390,877	-	690,572	-	775,572
Gross profit (loss)	68,816	-	(14,189)	-	2,811
Other income	(632)	-	2,968	-	10,412
	68,184	-	(11,221)	-	13,223

Expenses
Advertising and promotion	1,820	667	44,208	11,324	74,345
Amortization of capital assets	56,932	9,302	168,656	23,461	230,689
Amortization of goodwill	-	33,075	-	99,225	165,064
Impairment of goodwill	836,034	-	836,034	-	836,034
Automotive and travel	-	1,836	2,377	10,819	17,246
Investor relations	9,000	85,500	27,000	85,500	152,500
Bank charges and exchange	(650)	(3,208)	1,181	(2,119)	6,214
Consulting fees	-	7,500	-	7,500	10,796
Filing and transfer fees	748	648	2,294	2,855	10,192
Insurance	(1,078)	2,196	17,668	3,653	23,247
Management fees	7,500	7,500	22,500	22,500	82,000
Materials and supplies	15,648	2,172	84,188	5,376	116,702
Office supplies and sundry	6,161	6,793	26,774	21,404	74,911
Professional fees	10,450	7,920	48,111	13,550	151,884
Rent and utilities	27,468	37,300	119,335	110,109	296,512
Repairs and maintenance	323	1,210	9,927	2,053	17,079
Salaries and benefits	21,764	79,829	337,776	180,262	903,253
Telephone	1,458	1,697	7,379	3,039	12,953
Property tax	1,164	-	20,528	-	20,528
Write off mineral property	-	-	-	-	50
Loss on disposal of capital assets	370,694	-	370,694	-	370,694
	1,365,436	281,937	2,146,630	600,511	3,572,893

Loss For The Period	(1,297,252)	(281,937)	(2,157,851)	(600,511)	$(3,559,670)
Deficit Accumulated During The Development Stage, Beginning Of Period	(2,262,418)	(517,111)	(1,401,819)	(198,537)

Deficit Accumulated During The Development Stage, End Of Period	$(3,559,670)	$(799,048)	$(3,559,670)	$(799,048)

Loss Per Share, basic and diluted	$(0.07)	$(0.02)	$(0.12)	$(0.06)

Weighted Average Number Of Shares Outstanding	17,592,435	12,210,508	17,592,435	10,410,147

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					SEPTEMBER 16
	THREE MONTHS ENDED		NINE MONTHS ENDED		1998 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2002	2001	2002	2001	2002

Cash Flows From Operating Activities
Loss for the period	$(1,297,252)	$(281,937)	$(2,157,851)	$(600,511)	$(3,559,670)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Stock based compensation	-	82,500	-	82,500	334,500
Amortization	56,932	42,377	168,656	122,686	395,753
Impairment of goodwill	836,034	-	836,034	-	836,034
Loss on disposal of capital assets	370,694	-	370,694	-	370,694
Write off of mineral property	-	-	-	-	50
Change in accounts receivable	24,069	45	1,809	3,419	1,887
Change in prepaid expenses	1,880	(1,867)	666	(2,986)	(1,635)
Change in inventory	321,446	(25,959)	261,686	(25,959)	-
Change in accounts payable	72,440	12,344	189,208	21,092	238,508
Change in customer deposits	(471,688)	131,458	(358,966)	131,458	-
	(85,445)	(41,039)	(688,064)	(268,301)	(1,383,879)

Cash Flows From Financing Activities
Common stock issued subject to put option	-	1,500,000	-	1,500,000	1,500,000
Common stock issued	-	-	-	100,000	174,300
Loans payable	-	(23,022)	-	168,903	226,403
	-	1,476,978	-	1,768,903	1,900,703

Cash Flows From Investing Activities
Capital assets	(3,149)	(298,015)	(73,168)	(303,858)	(544,655)
Cash acquired on acquisition of subsidiary company	-	-	-	-	31,896
	(3,149)	(298,015)	(73,168)	(303,858)	(512,759)

Net Increase (Decrease) In Cash	(88,594)	1,137,924	(761,232)	1,196,744	4,065

Cash, Beginning Of Period	92,659	67,885	765,297	9,065	-
Cash, End Of Period	$4,065	$1,205,809	$4,065	$1,205,809	$4,065

SAILTECH INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.

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

On July 1, 2002, the Company defaulted under the terms of the agreement due to the insolvency of the operating subsidiary. Consequently, the Company was notified that the investor elects to exercise the put option requiring the Company to purchase all shares of common stock owned by the investor. The amount of the Company's obligation to the investor is $5,625,000.

The Company and the investor have agreed to the redemption of the common shares for $25,000 and the investor has agreed to cancel certain agreements he has with the Company.

3. LEASE AGREEMENT

In order to settle its obligation as a result of its default under a lease agreement, the Company agreed to surrender, to the landlord, all of its capital assets located on the premises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our financial statements were prepared in accordance with United States generally accepted accounting principles ("US GAAP").

Forward Looking Statements

Under the "safe harbor"; provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements. Readers should also understand that under Section 27A(b)(2)(D) of the Securities Act of 1933, and Section 21E(b)(2)(D) of the Securities Exchange Act of 1934, the "safe harbor" provisions of the PSLRA do not apply to statements made in connection with an initial public offering.

Overview

Sailtech International Inc ("Sailtech") up until the current fiscal quarter was a manufacturer of aluminum yachts based in Florida through a Florida subsidiary company Sailtech Design Inc.. Sailtech was originally incorporated in the State of Nevada in September of 1998 under the name Argonaut Resources Ltd. On December 15, 2000 the Company changed its name to Sailtech International Inc to reflect its business objectives of becoming an aluminum yacht manufacturer.

On July 1, 2002 the company's subsidiary company became insolvent. Major creditors of Sailtech Design have accepted delivery of capital assets related to the yacht manufacturing business as full and final settlement of outstanding debts related to Sailtech Design Inc. The Company has agreed to the redemption of the common shares for $25,000 and the investor has agreed to cancel certain agreements he has with the Company. The shares have been deposited into escrow and the transaction is expected to complete in the coming months as part of the reorganization process.

The Company has inadequate cash to maintain operations during the next twelve months ending September 30, 2003. For the twelve-month period ended December 31, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be $300,000. This is to cover current liabilities$273,720 as well as all expenses necessary to complete the reorganization and identify a new business plan for the Company. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain a loan

Liquidity and Capital Resources

The Company had a decline in working capital in the first quarter of 2002 of $399,000, from $459,000 to $60,000, resulting primarily from an operating loss for the period as the Company began the prototype phase of its operation. Second quarter working capital turned negative due to the increase in accounts payable and reclassification of the obligation arising from common stock subject to put option.

As at September 30, 2001 the Company had a working capital deficit of ($1,766,544). During the same period the company's long term debt decreased for $1,500,000 to (nil) as a result of the reclassification of an Obligation arising from common stock subject to put option. (See note 2 to the Financial Statements). This obligation relates to the 7.5 million shares issued to a non-arm's length investor of the company. The Company have agreed to the redemption of the common shares for $25,000 and the investor has agreed to cancel certain agreements he has with the Company. Completion of this agreement should improve the Company's working capital commensurately. The other factors attributable to the reduction in working capital are the reduction of accounts receivable from $765,297 as at December 31, 2001 to $4,065 in the current quarter. In addition the Company recorded a decrease in inventory form $261,686 at December 31, 2001 to (nil) as of September 30, 2002. Both the reduction in accounts receivable and the reduction in inventory are a direct result of the Company ceasing operations in the aluminum yacht industry. These items were expensed in the period and contributed to the loss of $1,297,252 for the 9-month period. Current assets decreased from $1,033,000 to $592,000 during the first quarter 2002, and to $443,000 in the second quarter, and further decreased to $7,176 in the third quarter. This decrease is primarily attributable to the cash requirements for the startup of production and the reduction in inventory. Current liabilities decreased from $574,000 to $532,000 during the first quarter, primarily due to the recognition of some customer deposits as revenue, and increased to $2,202,106 in the second quarter due to increases in the put option obligation, accounts payable, and customer deposits, but decreased to $1,773,720 primarily due to a reduction in customer deposits form the accounting records at the point the company ceased manufacturing aluminum yachts. The company began to experience cash shortage problems in the second quarter and some of its accounts payable are past due. The company has no material commitments for capital expenditures. Management notes that funds generated by operations did not satisfy the Company's working capital requirements and as the Company was unable to secure the necessary funding to continue operations, aluminum yacht manufacturing operations are no longer being undertaken by the company or its subsidiary Sailtech Design Inc.

Results of Operations

Prior to the Company discontinuing aluminum yacht manufacturing, it began to recognize revenues in the first nine months of 2002 from its Florida facilities. Sales of $676,383 were recorded in the period which were more then offset by cost of good sold of $690,572. This compares to no cost of sales over the same period last year. Other Income of $3,000 is miscellaneous job shop work and bank interest. Operating Expenses increased by 57% over the first six months of 2002. The most significant contributor to the increased operating expenses was the impairment of goodwill of $836,000 associated with the company discontinuing it yacht manufacturing operations. Depreciation of $169,000 increased over 6 times compared with same period last year due to the purchase of necessary production equipment. Investor relations of $27,000 are a new expense resulting from a contract with an investor communications company that commenced in summer 2000. Insurance of $19,000 is also a new expense with coverage on the Florida facility beginning in the second quarter 2002. Materials and supplies of $84,000 was almost 16 times the amount during last year's same period, due to the start up of production operations prior to cessation. Professional fees of $48,000 were almost 4 times greater than corresponding period in 2001 due to increases in accounting, legal and engineering fees. Repairs and maintenance of $10,000 is a new expense related to start up of production facilities. Salaries and benefits of $338,000 represent a threefold increase compared with the corresponding period in 2001 due to the increase in employees from 5 to 20 prior to all employees being let go upon the termination of manufacturing operations. Telephone expenses of $21,000 are 4 times those of the first half 2000 due to additional lines, long distance and internet services. Property tax of $21,000 was formerly included in rent and utilities and is now listed separately.

It is important to note that the vast majority of the above expenses relate to the companies past business efforts in aluminum yacht manufacturing. As the company has ceased all efforts in this industry, they should be viewed accordingly and will be of limited value for future comparative purposes.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Recent accounting pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2002.

SAILTECH INTERNATIONAL, INC. The "Registrant"
Signature	Title
/s/ Barry Girling Barry Girling	President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer and sole member of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SailTech International, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Barry Girling, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 19th day of November, 2002.

/s/ Barry Girling Barry Girling Chief Executive Officer Chief Financial Officer

CERTIFICATION

I, Barry Girling, certify that:

1. I have reviewed this interim report on Form 10-QSB of SailTech International, Inc.;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 19th day of November, 2002.

/s/ Barry Girling Barry Girling President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer and sole member of the Board of Directors