Form 10KSB
period 2002-12-31
SAILTECH INTERNATIONAL INC
filed 2003-06-17
CIK 1161165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002
                        Commission File Number 000-33481


                          SAILTECH INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


              Nevada                                      65-1060612
  (State or other jurisdiction of                     (I. R. S. Employer
   incorporation or organization)                     Identification No.)


              13330 Leopard St., Ste. 27, Corpus Christi, TX 78410
                     (Address of principal executive office)

                                  361-241-2330
                           (Issuer's Telephone Number)

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0- for the year ended December 31, 2002.

This report contains a total of 27 pages. The Exhibit Index appears on page 13.

As of December 31, 2002, there were 10,092,435 shares of the issuer's common stock outstanding. The aggregate market value of the 9,292,435 shares of the issuer's voting stock held by non-affiliates was $650,470 based on the low bid price on that date as reported by the NASD OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2002, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                          Sailtech International, Inc.
                                   FORM 10-KSB
                                December 31, 2002

                                                                            Page

PART I.......................................................................  2

ITEM 1.  Business............................................................  2
ITEM 2.  Properties..........................................................  3
ITEM 3.  Legal Proceedings...................................................  3
ITEM 4.  Submission of Matters to vote of Security Holders...................  3

PART II......................................................................  3

ITEM 5.  Market for Common Equity and Related Stockholder Matters............  3
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................  4
ITEM 7.  Financial Statements................................................  6
ITEM 8.  Changes In and Disagreements With Accounting and
         Financial Disclosure................................................  6

PART III.....................................................................  7

ITEM 9.   Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........  7
ITEM 10.  Executive Compensation.............................................  9
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management..... 10
ITEM 12.  Certain Relationships and Related Transactions..................... 11

PART IV...................................................................... 11

ITEM 13.  Exhibits and Reports on Form 8-K................................... 11
ITEM 14.  Controls and Procedures............................................ 12
SIGNATURES................................................................... 12
EXHIBIT INDEX................................................................ 13


                                     PART I

ITEM 1.   Business.

Business Overview

The Business

On December 31, 2002, Sailtech ceased operations of its proposed yacht manufacturing business. We disposed of our subsidiary companies in British Columbia, Canada and Florida. SailTech International, Inc. (the "Company") was incorporated on September 16, 1998 under the laws of the state of Nevada as Argonaut Resources Ltd. On December 15, 2000 the Company changed its name to Sailtech International Inc. to reflect its business objectives of becoming an aluminum yacht manufacturer. Sailtech was a development stage enterprise which had just initiated operations as a manufacturer of a line of aluminum yachts and work vessels using a proprietary software technology which aids in the design and construction of aluminum boats. We had four yacht manufacturing contracts, none of which were completed. We conducted our business through two wholly owned subsidiary corporations, organized in Florida and British Columbia, Canada.

Employees

As of December 31, 2002, we had one part-time employee officer. No employee was subject to a collective bargaining agreement.

ITEM 2.   Properties

In order to settle our obligation as a result of our default under a lease agreement, we agreed to surrender, to the landlord, all of our capital assets located on the leased manufacturing premises. As of December 31, 2002, we maintained a shared corporate address at 580 Hornby St., Suite 900, Vancouver, British Columbia, Canada.

ITEM 3.   Legal Proceedings

         N/A

ITEM 4.   Submission of Matters to vote of Security Holders

No matters were brought to a vote of the security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters

Common Stock:

         Our common stock trades Over-the-Counter (OTC) on the Pink Sheets under the symbol SAIL. Table 1. sets forth the high and low bid information for the past two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by Pink Sheets, LLC.

Table 1.

Bid Information

Fiscal Quarter Ended                High             Low

December 31, 2002                   0.25             0.07
September 30, 2002                  0.30             0.125
June 30, 2002                       0.72             0.28
March 31, 2002                      0.80             0.60
December 31, 2001                   1.05             0.70
September 30, 2001                  1.20             0.70
June 30, 2001                       1.15             0.90
March 31, 2001                      1.29             0.98


         According to our records, the Company had approximately 52 record shareholders of our common stock as of December 31, 2002 holding 10,092,435 common shares. This number of shareholders does not include individual beneficial shareholders whose shares may be held in their brokers' street name.

Dividends and Dividend Policy

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law. During the year ended December 31, 2002, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

         During the period October 1 through December 31, 2002, we did not offer or sell any securities.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements were prepared in accordance with United States generally accepted accounting principles ("US GAAP").

Forward Looking Statements

Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements. Readers should also understand that under Section 27A(b)(2)(D) of the Securities Act of 1933, and Section 21E(b)(2)(D) of the Securities Exchange Act of 1934, the "safe harbor" provisions of the PSLRA do not apply to statements made in connection with an initial public offering.

OVERVIEW

Sailtech International Inc ("Sailtech") up until the current fiscal quarter was a manufacturer of aluminum yachts based in Florida through a Florida subsidiary company Sailtech Design Inc. Sailtech was originally incorporated in the State of Nevada in September of 1998 under the name Argonaut Resources Ltd. On December 15, 2000 the Company changed its name to Sailtech International Inc to reflect its business objectives of becoming an aluminum yacht manufacturer.

On July 1, 2002 the company's subsidiary company became insolvent. Major creditors of Sailtech Design accepted delivery of capital assets related to the yacht manufacturing business as full and final settlement of outstanding debts related to Sailtech Design Inc. On December 31, 2002, the Company completed the redemption of the 7,500,000 common shares by way of payment of $25,000 to a major investor in the Sailtech business plan. As part of the settlement the investor agreed to cancel certain agreements he had with the Company. The shares were returned to treasury subsequent to the fiscal year end.

The Company had inadequate cash to maintain operations and the settlement with the major investor represented the wind up of the aluminum yacht manufacturing business (see Note 3 of the Financial Statements). For the twelve-month period ended December 31, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be $130,000. This is to cover current liabilities of $124,00 as well as all expenses necessary to complete the

Ecoloclean acquisition announced in January of 2003. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. These liabilities are expected to be addressed as part of the Ecoloclean acquisition. There is no assurance, however, that the Company will be able to sell any securities or obtain a loan.

Liquidity and Capital Resources

The Company had a decline in working capital in the first quarter of 2002 of $399,000, from $459,000 to $60,000, resulting primarily from an operating loss for the period as the Company began the prototype phase of its operation. Second quarter working capital turned negative due to the increase in accounts payable and reclassification of the obligation arising from common stock subject to put option. The Third Quarter working capital deficit had grown to ($1,766,544). As part of the settlement and restructuring, the working capital defict had been reduced to ($123,466) at year end. During the same period the Company's long term debt decreased for $1,500,000 to (nil) as a result of the reclassification of an obligation arising from common stock subject to put option. (See note 2 to the Financial Statements). This obligation related to the 7.5 million shares issued to a non-arm's length investor of the company. The Company completed the redemption of the common shares for $25,000 and the investor has agreed to cancel certain agreements he had with the Company. The other factors attributable to the reduction in working capital were the reduction of cash from $765,297 as at December 31, 2001 to (nil) in the current quarter. In addition the Company recorded a decrease in inventory from $261,686 at December 31, 2001 to (nil) as of September 30, 2002. Both the reduction in cash and the reduction in inventory are a direct result of the Company ceasing operations in the aluminum yacht industry. These and other items related to the manufacture of aluminum yachts were all expensed in the period and are reflected in the Loss from Discontinued Operations totaling $2,088,583. This loss was increased by a loss from operations of $79,249 related to the administration of the Company and are partially offset by a Gain on the Disposition of Subsidiaries of $178,059. Current assets decreased from $1,033,000 to $592,000 during the first quarter 2002, and to $443,000 in the second quarter, and further decreased to $7,176 in the third quarter and finally to $345 at year end. This decrease was primarily attributable to the cash requirements for the startup of production and the reduction in inventory in the beginning of the year and culminating with the cessation of activities at year-end. Current liabilities decreased from $574,000 to $532,000 during the first quarter, primarily due to the recognition of some customer deposits as revenue, and increased to $2,202,106 in the second quarter due to increases in the put option obligation, accounts payable, and customer deposits, but decreased to $1,773,720 in the third quarter primarily due to a reduction in customer deposits from the accounting records at the point the company ceased manufacturing aluminum yachts and finally to $123,811 at year end reflecting the elimination of the put option obligation. The company began to experience cash shortage problems in the second quarter and some of its accounts payable were past due. The company has no material commitments for capital expenditures. Management notes that funds generated by operations did not satisfy the Company's working capital requirements and as the Company was unable to secure the necessary funding to continue operations, aluminum yacht manufacturing operations are no longer being undertaken by the company or its subsidiary Sailtech Design Inc.

Results of Operations

Prior to the Company discontinuing aluminum yacht manufacturing, it began to recognize revenues in the first nine months of 2002 from its Florida facilities. However all revenues and expenses related to the generation of these revenues were written down as part of the Discontinuation of Operations (see note 3). Income of $2,505 was bank interest. Operating Expenses increased by 82% compared with the same period in 2001 as all expenses related to the manufacture of aluminum yachts were accounted for in the Loss from Discontinued Operations. Significant remaining operating expenses were Investor relations of $27,818; Management fees of $22,500 and Professional Fees of $20,190.

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

Recent accounting pronouncements
--------------------------------

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

ITEM 7.   Financial Statements

                          Index to Financial Statements


Independent Accountant's Report..........................................     15
Financial Statements
       Balance Sheets....................................................     16
       Statements of Operations..........................................     17
       Statements of Stockholder's Equity................................  18-19
       Statements of Cash Flows..........................................  20-21
       Notes to Financial Statements.....................................  22-28



ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III


ITEM 9.       Directors, Executive Officers, Promoters, and Control Persons:
              Compliance With Section 16(a) of the Exchange Act

         The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending December 31, 2002. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

The officers and directors of the Company are as follows:

Name                     Age        Position

Gunter H. Richtler       59         President  and a  member  of  the  Board  of
                                    Directors
Cortland Steck           48         Vice  President and a member of the Board of
                                    Directors
Carey Phillips           47         Vice President,  Treasurer,  Chief Financial
                                    Officer   and  a  member  of  the  Board  of
                                    Directors
Patrick Reischmann       49         Vice  President and a member of the Board of
                                    Directors
Barry Girling            42         Secretary  and a  member  of  the  Board  of
                                    Directors President, Treasurer since 8-12-02

Royis Ward               69         President, Director

Michael Ward             47         Secretary/Treasurer, Director


All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Gunter H. Richtler - President and a member of the Board of Directors Jan 2002-August 12, 2002

Mr. Richter was the President and a member of the Board of Directors of the Company until his resignation on August 12, 2002. Mr. Richtler was the President and a member of the Board of Directors of SailTech Design Inc., the Company's British Columbia subsidiary corporation and since June 2001, he has been President and a member of the Board of Directors of SailTech Design Inc., the Company's Florida subsidiary corporation.

Cortland  Steck - Vice  President and a member of the Board of Directors.  Term:
June 2001-July 17, 2002

Mr. Steck was the Vice President and a member of the Board of Directors of the Company until his resignation on July 17, 2002. Mr. Steck was the Vice President and a member of the Board of Directors of SailTech Design Inc., the Company's British Columbia subsidiary corporation and since July 2000, he has been Vice President and a member of the Board of Directors of SailTech Design Inc., the Company's Florida subsidiary corporation. From January 1999 to April 2000, Mr. Steck was Vice President of Manufacturing by McKinna Corporation located in West Palm Beach, Florida. McKinna manufactured a line of luxury motor yachts. Mr. Steck was responsible for design, engineering and manufacture of the yachts. >From June 1994 to December 1999, Mr. Steck was employed as Chief Engineer and Director of Engineering by Trident Shipworks located in Tampa, Florida. Mr. Steck was responsible for the design and engineering of sail and power yachts. Since 1984, Mr. Steck has also owned and operated Cortland Steck Yacht Designs which contracts for design and engineering of vessels.

Carey M. Phillips - Chief Financial Officer, Treasurer and a member of the Board of Directors. Term: September 2001-July 1, 2002

Mr. Phillips was the Vice President, Chief Financial Officer, Treasurer and a member of the Board of Directors of the Company until his resignation on July 1, 2002. Mr. Phillips was the Chief Financial Officer, Treasurer and a member of the Board of Directors of SailTech Design Inc., the Company's British Columbia subsidiary corporation and since September 2001, he has been Chief Financial Officer, Treasurer and a member of the Board of Directors of SailTech Design Inc., the Company's Florida subsidiary corporation. Since June 1988, Mr. Phillips has been Chairman and Chief Executive Officer of Phillips Kiln Services, Ltd. located in Sioux City, Iowa. Phillips Kiln Services is engaged in the business of industrial contracting and engineering.

Patrick  Reischmann  - Vice  President  and a member of the Board of  Directors.
Term: June 2001-August 12, 2002

Mr. Reischmann was the Vice President and a member of the Board of Directors of the Company until his resignation on August 12, 2002. Mr. Reischmann was the Vice President and a member of the Board of Directors of SailTech Design Inc., the Company's British Columbia subsidiary corporation and since June 2001, he has been Vice President and a member of the Board of Directors of SailTech Design Inc., the Company's Florida subsidiary corporation. Since 1995, Mr. Reischmann has been President of Florida Catamaran Inc., a manufacturer's representative of Manta Catamarans and Ocean Cat. Mr. Reischmann is responsible for product development, marketing, sales and customer service and support.

Barry Girling - Secretary and a member of the Board of Directors.

Mr. Girling assumed the role as sole officer and director of the Company on August 12, 2002. Since that date he has acted in the role of President, Secretary, Treasurer and sole director. Prior to August 12, 2002, Mr. Girling had acted as Secretary and a member of the Board of Directors of the Company. Since August 2001, Mr. Girling has been Secretary and a member of the Board of Directors of SailTech Design Inc., the Company's British Columbia subsidiary corporation and since August 2001, he has been Secretary and a member of the Board of Directors of SailTech Design Inc., the Company's Florida subsidiary corporation. Since January 1998, Mr. Girling has been President of RJG Capital Corp. located in Vancouver, British Columbia. RJG Capital is engaged in the business of public company management and investments. From November 1996 to January 1998, Mr. Girling was Consultant to Formation Capital Corp. located in Vancouver, British Columbia. Formation Capital was engaged in the business of mineral exploration. From November 1993 to November 1996, Mr. Girling was Consultant to and a member of the Board of Directors of Abacus Minerals Corp. located in Vancouver, British Columbia. Abacus Minerals was engaged in the business of mineral exploration. Abacus Minerals is a foreign private issuer whose securities are registered with the Untied States Securities and Exchange Commission. Mr. Girling devoted approximately 10% of his time to the operation of the Company.

Royis Ward has been the President and Director of Sailtech since January 2003. He is also the Secretary/Treasurer and a Director of Tidelands Oil & Gas Corporation, a publicly held company. Mr. Ward has served in the Tideland's offices since October 21, 1998. He has been engaged in the oil and gas industry since graduation from Tyler Junior College, Tyler, Texas in 1952. Initially, he was employed as a production superintendent and landman for Coffield & Guthrie, Inc., a large independent oil and gas operator and thereafter placed in charge of pipeline and drilling operations from 1952-1955. In 1955. he began to develop oil and gas properties for his own account as an independent oil and gas operator throughout the southwest until 1962. At that time, he became President of Omega Petroleum Corporation, Shreveport, Louisiana. Thereafter, he continued as an independent oil and gas operator drilling individual in excess of 50 wells in the South Texas Area. In 1968, he became the President and CEO of Omega Minerals, Inc. and was instrumental in acquiring vast oil and gas properties by drilling, development, and re-acquisitions. In 1985, Tidelands Oil Corporation, a Texas Corporation, was formed for the purpose of drilling and developing oil and gas properties in South Texas.

Michael Ward has bee the Secretary/Treasurer and a Director of Sailtech since January 2003. He is also the President, Chief Executive Officer and Director of the Tidelands Oil & Gas Corporation. Michael Ward has served in the Tideland's offices since October 21, 1998. Mr. Ward has more than 25 years of diversified experience as an oil and gas professional. He was educated in business management and administration at Southwest Texas State University and the University of Texas. He has wide experience in the capacity in which he successfully served in operating oil and gas companies in the United States. During the past 20 years, he has been associated with Century Energy Corporation where his duties and responsibilities were production and drilling superintendent and supervised 300 re-completions and new drills in Duval County, Texas. In association with Omega Minerals, Inc., where he was vice president and part owner, he operated 65 wells in 23 counties in South and West Texas: 17 wells in Seminole and Osage Counties, Oklahoma, 44 wells in Neosho and Wilson Counties, Kansas and 125 wells in Brown, Pike, Schuyler and Scott Counties. Illinois. He was president and owner of Major Petroleum Company. He drilled, completed and produced 42 wells in South and West Texas counties. The company was sold. With Tidelands Oil Corporation, his duties included supervising and performing remedial well work, work-overs and economic evaluation of the corporate properties. The primary area of interest was in Maverick County, Texas. He has performed project financing analysis and consulting of refinery acquisitions for the Yemen government. Currently, he is negotiating new gas purchase and sale contracts, supervising and administering the sale of gas line connections and hookups.

Compliance with Section 16(a) of the Securities Exchange Act of 1934Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10%of its Common Stock were complied with, except as follows:

CODE OF ETHICAL CONDUCT.

On May 15, 2003, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

         Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

         Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange omission and in other public communications made by us;

         Compliance with applicable governmental laws, rules and regulations,

         The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and

         Accountability for adherence to the Code.

ITEM 10.  Executive Compensation


The following sets forth the compensation of the officers of the Company in the year ended December 31, 2002.

Summary Compensation.

The following table sets forth the compensation paid by the Company during fiscal year 2002 to its officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Table 1.
                                                                    Securities
                                                                    Underlying
Name and Position          Year        Salary            Bonus      Options/SARs

Barry Girling              2002        -0-                -0-          -0-(6)
Director,Pres.,
Secretary

Gunter H. Richtler(1)      2002        $34,355(5)         -0-          -0-(6)
V.P., Director

Cary Phillips     (2)      2002        $38,942(5)         -0-          -0-(6)
V.P., Tres.,Director

Cortland Steck(3)          2002        $64,904(5)         -0-          -0-(6)
V.P., Director
Patrick Reischmann(4)      2002        -0-                -0-          -0-

Notes:

(1) Richtler resigned all positions August 12, 2002.
(2) Cary Phillips resigned all positions July 1, 2002.
(3) Cortland Steck resigned all positions July 17, 2002.
(4) Patrick Rieschmann resigned all positions August 12, 2002.
(5) Compensation appears in financial statements in "Discontinued Operations".
(6) As of the end of 2002, the 800,000 common stock options granted to officers and disclosed in prior reports, were cancelled.

Compensation of Directors.
--------------------------

The members of the Board of Directors are not compensated by the Company for acting as such.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the Common Stock ownership information as of December 31, 2002, with respect to(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned. The percentages are based on 10,092,435 shares issued and outstanding as of December 31, 2002.

(a) Beneficial Ownership of more than 5% based on 10,092,435 common shares.

Beneficial Ownership of 5%.
Table 1.

         (1)                   (2)                            (3)
Name and Address               Number of Shares               Percent of Shares
of Owner

Gunter H. Richtler(1)          1,000,000                            9.9%
209-230 Ash St.
New Westminster, B.C.
Canada V3M 3M3

Brent Bandfield                 680,000                             6.7%
Duke St. P.O. Box 192
Turks & Caicos Islands
West Indies

Richard Hamilton                710,000                             7.0%
4105-44 Ave.
Stony Plain, Alberta
Canada T7Z 1x3

(1) Held in the name of 617265 B.C. Ltd.
(b) Security Ownership of Management. Based on 10,092,435 shares as set forth in
(a) above as of December 31, 2002.

Table 2.

         (1)                 (2)                  (3)                 (4)
Name and Address       Number of Shares         Position       Percent of Shares

Barry Girling              800,000              President              7.9%
2082 East 6th Ave.
Vancouver, B.C.
Canada V5N 1P9

Officers and Directors as a group owned 7.9% of the Company's issued and outstanding stock on December 31, 2002.

ITEM 12.  Certain Relationships and Related Transactions

On August 30, 2001, the Company, its subsidiaries, Gunter Richtler and Barry Girling entered into a Stock Purchase Agreement with the Phillips Family Limited Partnership and Carey Phillips, individually. In consideration of $1,500,000 paid by the Phillips Family Limited Partnership the Company issued 7,500,000 restricted shares of the Company's common stock to the Phillips Family Limited Partnership. We had granted Phillips a Put Option on these shares exercisable in certain default conditions. Additionally, the Company issued Phillips common stock purchase warrants to purchase up to 2,000,000 additional shares of common stock at an exercise price of $0.75 per share.

On September 12, 2001, as part of the Stock Purchase Agreement, the Company granted demand and piggy-back registration rights to the Phillips Family Limited Partnership relating to all Company common stock and warrants issued to the Phillips Family Limited Partnership. Demand registration rights began on September 12, 2002.

During  the last  quarter  of 2002,  we  entered  into a  Settlement  and  Stock
Redemption Agreement with the Phillips Family Limited Partnership and others regarding the original purchase of the 7,500,000 shares. The purpose of this Settlement Agreement was to remedy the Company's $5,625,000 default pursuant to Phillips' exercise of the 7,500,000 share Put Option. We settled the default with the execution of the Settlement Agreement by executing a promissory note in the amount of $31,000. The $31,000 represents $25,000 paid for the redemption of the 7,500,000 and $6,000 in related legal expenses. The Agreement provided for the cancellation of the 2,000,000 common share warrants. The Settlement
Agreement is subject to the transactions and provisions of the Settlement Agreement not being successfully challenged by any Company shareholder, or the Subsidiaries or any other person. The Settlement Agreement was filed as Exhibit
10.2 to our Current Report on Form 8-K filed on January 14, 2003.

                                     PART IV

ITEM 13.      Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.

         1. No Current Reports on Form 8-K were filed during the last quarter of the fiscal year.

(b)      Exhibits

         *3.1 Articles of Incorporation of Sailtech International, Inc.., a Nevada corporation, formerly Argonaut Resources, Ltd.


         *3.2 Articles of Amendment Sailtech International, Inc., formerly Argonaut Resources, Ltd.

         *3.3     Bylaws of Sailtech International, Inc.

         20.1     Code of Ethical Conduct

         99.1 Chief Executive/Financial Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

         99.2 Chief Executive/Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.


* Previously filed.

ITEM 14.  CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we believe that the former management carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)      Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of June, 2003.


                                            SAILTECH INTERNATIONAL, INC.


                                            BY: /s/ Royis Ward
                                               ---------------------------------
                                               Royis Ward, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: June 16, 2003                   /s/ Royis Ward
                                     -------------------------------------------
                                     Royis Ward, President, Director


                                      /s/ Michael Ward
                                     -------------------------------------------
                                     Michael Ward, Secretary/Treasurer, Director

                                  Exhibit Index


Exhibit
Number                        Description
------                        -----------

*3.1 Articles of Incorporation of Sailtech International, Inc., a Nevada corporation, formerly Argonaut Resources, Ltd.


*3.2 Articles of Amendment Sailtech International, Inc., formerly Argonaut Resources, Ltd.

*3.3     Bylaws of Sailtech International, Inc.

20.1     Code of Ethical Conduct

99.1     Chief  Executive   Officer-Section   302   Certification   pursuant  to
         Sarbane-Oxley Act.

99.2     Chief  Financial   Officer-  Section  302  Certification   pursuant  to
         Sarbane-Oxley Act.

                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

                                AUDITORS' REPORT




To the Shareholders
Sailtech International Inc.
(A Development Stage Company)


We have audited the consolidated balance sheets of Sailtech International Inc. (a development stage company) as at December 31, 2002 and 2001, and the consolidated statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2002 and 2001, and for the period from September 16, 1998 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from September 16, 1998 (date of inception) to December 31, 2002, in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note (c) to the financial statements, the Company has incurred substantial losses since inception, has not attained profitable operations, and is dependent upon obtaining financing to fulfil its development activities. These factors raise substantial doubt that the Company will continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, B.C.                                               "Morgan & Company"

March 31, 2003                                             Chartered Accountants


                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)



------------------------------------------------------------------------------------------------
                                                                             DECEMBER 31
                                                                          2002           2001
------------------------------------------------------------------------------------------------
ASSETS
Current
     Cash                                                             $       345    $   765,297
     Accounts receivable                                                     --            3,285
     Prepaid expenses                                                        --            2,301
     Inventory (Note 4)                                                      --          261,686
                                                                      --------------------------
                                                                              345      1,032,569
Capital Assets (Note 5)                                                      --          495,320
Goodwill (Note 6)                                                            --          836,034
                                                                      --------------------------

                                                                      $       345    $ 2,363,923
================================================================================================

LIABILITIES
Current
     Accounts payable and accrued liabilities                         $    89,964    $    96,573
     Loans payable (Note 7)                                                 2,847         17,077
     Notes payable (Note 9)                                                31,000           --
     Customer deposits                                                       --          358,966
                                                                      --------------------------
                                                                          123,811        472,616
                                                                      --------------------------

Obligation Arising From Common Stock Subject To Put Option (Note 9)          --        1,500,000
                                                                      --------------------------

SHAREHOLDER'S EQUITY (DEFICIENCY)

Share Capital
     Preferred Stock
          1,000,000 shares authorized at $0.01 par value, none issued

     Common Stock
         50,000,000 shares authorized at $0.001 par value
         10,092,435 shares issued and outstanding at
         December 31, 2002 and 17,592,435 at December
         31, 2001                                                          10,092         17,592

     Additional paid-in capital                                         3,258,034      1,775,534

Deficit Accumulated During The Development Stage                       (3,391,592)    (1,401,819)
                                                                      --------------------------
                                                                         (123,466)       391,307
                                                                      --------------------------

                                                                      $       345    $ 2,363,923
================================================================================================


                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------------------
                                                                                PERIOD FROM
                                                                                 INCEPTION
                                                                                SEPTEMBER 16
                                                         YEARS ENDED              1998 TO
                                                         DECEMBER 31            DECEMBER 31
                                                    2002            2001            2002
--------------------------------------------------------------------------------------------
Revenue
     Interest income                            $      2,505    $      7,444    $      9,949
                                                --------------------------------------------

Expenses
     Advertising and promotion                         7,583           9,833          17,703
     Amortization of goodwill                           --            10,714          10,714
     Automotive and travel                              --             5,906           5,906
     Investor relations                               27,818         125,500         153,318
     Bank charges and exchange                           410           1,391           2,125
     Consulting fees                                    --             1,080          10,796
     Filing and transfer fees                          3,007           7,088          10,905
     Management fees                                  22,500          30,000          82,000
     Office supplies and sundry                          246           6,330          11,786
     Professional fees                                20,190          21,325          85,984
     Rent and utilities                                 --              --            18,000
     Salaries and benefits                              --           225,297         237,797
     Telephone                                          --               682             682
     Write off mineral property                         --              --                50
                                                --------------------------------------------
                                                      81,754         445,146         647,766
                                                -----------------------------   ------------

Loss For The Year Before The Following               (79,249)       (437,702)       (637,817)

Gain On Disposition Of Subsidiaries                  178,059            --           178,059
Loss From Discontinued Operations                 (2,088,583)       (765,580)     (2,931,834)
                                                --------------------------------------------

Loss For The Year                               $ (1,989,773)   $ (1,203,282)   $ (3,391,592)
============================================================================================


Loss Per Share, basic and diluted               $      (0.11)   $      (0.10)
============================================================================


Weighted Average Number Of Shares Outstanding     17,592,435      12,138,076
============================================================================


                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Stated in U.S. Dollars)




                                                       COMMON STOCK                 DEFICIT
                                      ----------------------------------------    ACCUMULATED
                                         NUMBER                    ADDITIONAL      DURING THE
                                           OF                        PAID-IN      DEVELOPMENT
                                         SHARES       AMOUNT         CAPITAL        STAGE           TOTAL
                                      ----------------------------------------------------------------------
Issuance of common stock
     September 23, 1998                    50,000   $        50    $      --      $      --      $        50
     October 26, 1998                   4,000,000         4,000         36,000           --           40,000
     October 28, 1998                     135,000           135         33,615           --           33,750
Loss for the period                          --            --             --          (50,817)       (50,817)
                                      ----------------------------------------------------------------------

Balance, December 31, 1998              4,185,000         4,185         69,615        (50,817)        22,983

Loss for the year                            --            --             --          (15,007)       (15,007)
                                      ----------------------------------------------------------------------

Balance, December 31, 1999              4,185,000         4,185         69,615        (65,824)         7,976

Issuance of common stock
     March 31, 2000                        50,000            50            450           --              500
Issuance of common stock
     November 22, 2000                    500,000           500        999,500           --        1,000,000
                                      ----------------------------------------------------------------------
                                        4,735,000         4,735      1,069,565        (65,824)     1,008,476
Adjustment to number of shares
  issued and outstanding as a
  result of a 2 for 1 forward split
                                        4,735,000         4,735         (4,735)          --             --
Loss for the year                            --            --             --         (132,713)      (132,713)
                                      ----------------------------------------------------------------------

Balance, December 31, 2000              9,470,000         9,470      1,064,830       (198,537)       875,763


                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
                            (Stated in U.S. Dollars)




                                                       COMMON STOCK                  DEFICIT
                                      -----------------------------------------    ACCUMULATED
                                        NUMBER                       ADDITIONAL     DURING THE
                                          OF                          PAID-IN      DEVELOPMENT
                                        SHARES          AMOUNT        CAPITAL         STAGE          TOTAL
                                      -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000              9,470,000    $     9,470    $ 1,064,830    $  (198,537)   $   875,763

Issuance of common stock
     May 24, 2001                         100,000            100        100,900           --          101,000
Issuance of common stock
     June 5, 2001                         133,334            133         99,867           --          100,000
Issuance of common stock
     July 26, 2001                         10,000             10          9,490           --            9,500
Issuance of common stock
     December 12, 2001                    379,101            379        283,947           --          284,326
Issuance of common stock
     August 31, 2001                    7,500,000          7,500      1,492,500           --        1,500,000
Obligation arising from common
  stock subject to put option
                                             --             --       (1,500,000)          --       (1,500,000)
Warrants granted on issuance of
  common stock, subject to put
  option August 31, 2001
                                             --             --        1,075,257           --        1,075,257
Warrants issued on equity financing
                                             --             --       (1,075,257)          --       (1,075,257)
Compensation on grant of stock
  options                                    --             --          224,000           --          224,000
Loss for the year                            --             --             --       (1,203,282)    (1,203,282)
                                      -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001             17,592,435         17,592      1,775,534     (1,401,819)       391,307

Cancellation of obligation arising
  from common stock subject to put
  option                                     --             --        1,500,000           --        1,500,000
Redemption of common stock subject
  to put option                        (7,500,000)        (7,500)       (17,500)          --          (25,000)
Loss for the year                            --             --             --       (1,989,773)    (1,989,773)
                                      -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2002             10,092,435    $    10,092    $ 3,258,034    $(3,391,592)   $  (123,466)
                                      ===========    ===========    ===========    ===========    ===========


                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)



-----------------------------------------------------------------------------------------------------
                                                                                          PERIOD FROM
                                                                                           INCEPTION
                                                                                         SEPTEMBER 16
                                                                    YEARS ENDED             1998 TO
                                                                    DECEMBER 31           DECEMBER 31
                                                                2002           2001           2002
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Loss for the year                                      $   (79,249)   $  (437,702)   $  (637,817)

Adjustments To Reconcile Net Loss To Net Cash Used By
  Operating Activities
     Stock based compensation                                      --          334,500        334,500
     Amortization                                                  --           10,714         10,714
     Write off of mineral property                                 --             --               50
     Change in accounts payable                                  56,731         15,305         89,964
                                                            -----------------------------------------
                                                                (22,518)       (77,183)      (202,589)
                                                            -----------------------------------------

Cash Flows From Financing Activities
     Common stock issued subject to put option                     --        1,500,000      1,500,000
     Common stock issued                                           --          100,000        174,300
     Loans payable                                                 --          (46,078)        11,422
                                                            -----------------------------------------
                                                                   --        1,553,922      1,685,722
                                                            -----------------------------------------

Cash Flows From Investing Activities
     Cash acquired on acquisition of subsidiary company
                                                                   --             --           31,896
     Proceeds on disposition of subsidiaries, net of cash
       divested                                                  (1,443)          --           (1,443)
                                                            -----------------------------------------
                                                                 (1,443)          --           30,453
                                                            -----------------------------------------

Net Increase (Decrease) In Cash                                 (23,961)     1,476,739      1,513,586

Net Cash Used In Discontinued Operations                       (740,991)      (720,507)    (1,513,241)

Cash, Beginning Of Year                                         765,297          9,065           --
                                                            ----------------------------- -----------

Cash, End Of Year                                           $       345    $   765,297    $       345
=====================================================================================================

                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (Stated in U.S. Dollars)



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the year ended December 31, 2001, the Company issued 379,101 common shares to settle loans payable of $284,326.

On August 31, 2001, the Company granted stock options to directors to purchase up to 800,000 common shares at a price of $0.75 per share. Compensation expense of $224,000 has been recorded representing the difference between the exercise price and the fair market value at grant date.

During the year ended December 31, 2001, the Company issued 110,000 shares of common stock for investor relations services of $110,500.

During the year ended December 31, 2002, the Company received proceeds of $8,575 by way of a reduction in loans payable on the disposition of its subsidiaries.

During the year ended December 31, 2002, the Company redeemed 7,500,000 common shares for $25,000 evidenced by the issue of a note payable.

                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS

     a)   Organization

          The Company was incorporated in the State of Nevada, U.S.A., on September 16, 1998. The Company's wholly-owned subsidiary, Sailtech Design Inc., was incorporated under the British Columbia Company Act on December 11, 1996, and its wholly-owned Florida subsidiary, Sailtech Design, Inc. was incorporated on July 28, 2000.

     b)   Development Stage Activities

          Sailtech International Inc. is in the business of manufacturing a line of aluminum yachts and work vessels using a proprietary software technology that aids in the design and construction of its aluminium boats. The Company's continuing operation, and ultimately the attainment of profitable operations, is dependent upon obtaining adequate financing to fulfil its business objectives and achieve a level of sales adequate to support the Company's cost structure (Note
          2).

     c)   Going Concern

          Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.   SIGNIFICANT ACCOUNTING POLICIES

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

                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

     a)   Consolidation

          These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Sailtech Design Inc., and its wholly-owned U.S. subsidiary, Sailtech Design Inc.

     b)   Inventory

          Inventory of work in progress on long-term boat construction contracts represent accumulated costs of labor and materials.

          Inventory of trade-in boats is recorded at the lower of cost or net realizable value.

          Inventory of materials is recorded at the lower of cost or net realizable value. Cost is determined in a first-in, first-out basis.

     c)   Capital Assets

          Capital assets are recorded at cost and amortized over their economic lives as follows:

                Office furniture and equipment        20% straight line basis
                Computer equipment                    30% straight line basis
                Shop equipment                        20% straight line basis
                Tooling and molds                     30% straight line basis
                Automobiles                           30% straight line basis

     d)   Goodwill

          Goodwill is amortized on a straight-line basis over seven years. Management reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be reasonable.

     e)   Revenue Recognition

          Sales under construction contracts are recognized on a percentage of completion basis. As construction projects are performed, costs and estimated gross margins are recorded as sales on the percentage that incurred costs bear to estimated total costs, using the most recent estimates of completion costs.

                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)   Revenue Recognition (Continued)

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

     f)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.

     g)   Shipping and Handling Fees and Costs

          Shipping and handling fees, representing revenues for goods provided, are included in revenue. Costs related to shipping and handling are included in cost of sales.

     h)   Stock Based Compensation

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

     i)   Foreign Currency Translation

          Transactions in foreign currency have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital assets at the historical exchange rate, and revenues and expenses at the average exchange rate for the period.

                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j)   Financial Instruments

          The  Company's   financial   instruments  consist  of  cash,  accounts
          receivable, accounts payable, loans payable and notes payable.

          Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     k)   Loss Per Share

          Loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive.


3.   DISCONTINUED OPERATIONS

     On December 31, 2002, the Company ceased operations of its yacht manufacturing business and disposed of its subsidiary companies in British Columbia and Florida for proceeds of the reduction of a loan payable of $8,575.

     The revenue and expenses related to the yacht manufacturing business for the years ended December 31, 2002 and 2001, and for the period since inception to December 31, 2002 are reflected as discontinued operations in the statements of operations and cash flows.

     The assets and liabilities of the yacht manufacturing business included in the balance sheet at December 31, 2001 are as follows:

     Cash                                                            $    50,468
     Accounts receivable                                                   3,285
     Prepaid expenses                                                      2,301
     Inventory                                                           261,686
     Capital assets                                                      495,320
                                                                     -----------

     Total assets of discontinued operations                         $   813,060
                                                                     ===========

     Accounts payable and accrued liabilities                        $    63,340
     Loans payable                                                         5,655
     Customer deposits                                                   358,966
                                                                     -----------

     Total liabilities of discontinued operations                    $   427,961
                                                                     ===========

                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



4.   INVENTORY

                                                            2002         2001
                                                         -----------------------

Materials                                                $     --     $   55,686
Used boat                                                      --        206,000
                                                         -----------------------

                                                         $     --     $  261,686
                                                         =======================


5.   CAPITAL ASSETS

                                                            2002         2001
                                                         -----------------------

Office furniture and equipment                           $     --     $   25,608
Computer equipment                                             --         40,972
Shop equipment                                                 --        405,588
Tooling and molds                                              --         66,397
Automobiles                                                    --          7,271
Leaseholds                                                     --         22,047
                                                         -----------------------
                                                               --        567,883
Accumulated amortization                                       --         72,563
                                                         -----------------------

                                                         $     --     $  495,320
                                                         =======================


6.   GOODWILL

                                                            2002         2001
                                                         -----------------------

Goodwill                                                 $     --     $1,001,098
Accumulated amortization                                       --        165,064
                                                         -----------------------

                                                         $     --     $  836,034
                                                         =======================


7.   LOANS PAYABLE

     Loans payable are due on demand and have no specified terms of repayment or interest.


                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



8.   STOCK OPTIONS

     A summary of the Company's outstanding stock options in 2002 and 2001 are as follows:

                                                2002                        2001
                                      ------------------------    -----------------------
                                                     WEIGHTED                   WEIGHTED
                                        NUMBER        AVERAGE       NUMBER       AVERAGE
                                          OF         EXERCISE         OF        EXERCISE
                                        SHARES        PRICE         SHARES       PRICE
                                      ------------------------    -----------------------
     Outstanding, beginning of year      800,000    $     0.75          --     $     --

     Granted                                --            --         800,000         0.75
     Forfeited/Cancelled                (800,000)        (0.75)         --           --
                                      ------------------------    -----------------------

     Outstanding, end of year               --      $     --         800,000   $     0.75
                                      ========================    =======================

     Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123, loss and loss per share would have been as follows:

                                                      2002              2001
                                                 -------------    --------------

     Loss
          As reported                            $  (1,989,773)   $  (1,203,282)
          Pro-forma                                 (1,989,773)      (1,633,385)

     Loss per share
          As reported, basic and diluted                 (0.11)           (0.10)
          Pro-forma, basic and diluted                   (0.11)           (0.13)

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates which are based upon historical volatility rates.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

     Dividend yield                                                     0%
     Expected volatility                                              53.62%
     Risk-free interest rate                                          5.25%
     Expected life                                                   4 years

                           SAILTECH INTERNATIONAL INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



9.   OBLIGATION ARISING FROM COMMON STOCK SUBJECT TO PUT OPTION

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

     As the put option is not under the control of the Company, the proceeds of $1,500,000 were excluded from shareholders equity.

     On July 1, 2002, the Company defaulted under the terms of the agreement due to the insolvency of the operating subsidiary.

     In August 2002, the Company entered into a settlement and stock redemption agreement by which the Company redeemed 7,500,000 shares of common stock for $25,000.

     On December 27, 2002, the Company acknowledged the above indebtedness (including reimbursement of legal fees of $6,000) by the issuance of a 9% promissory note of $31,000 due January 31, 2003.


10.  SUBSEQUENT EVENT

     On January 1, 2003, the Company issued 20,000,000 shares of common stock to acquire 50,000 shares of Ecoloclean, Inc. ("Ecoloclean"), a Texas corporation, representing all of the issued and outstanding shares of Ecoloclean.

     This acquisition will result in the former shareholders of Ecoloclean owning 65.7% of the Company's outstanding common shares.