Form 10QSB
period 2003-03-31
SAILTECH INTERNATIONAL INC
filed 2003-06-20
CIK 1161165

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                 For the quarterly period ending March 31, 2003


TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

             For the transition period from             to
                                           ------------   ------------

                         Commission file number 0-33481
                                                -------

                          SAILTECH INTERNATIONAL, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                       65-1060612
-------------------------------             ------------------------------------
   (State of Incorporation)                  (IRS Employer Identification No.)



13330 Leopard St.Ste.27, Corpus Christi, TX                    78410
-------------------------------------------       ------------------------------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number, (   361   )      241       -          2330
                           -----------  -------------   -----------------------


          Former Name, former address and former fiscal year if changed since last report

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---


         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of June 6, 2003, the registrant had 31,475,664 shares of common stock, par value 0.001 outstanding.

         Transitional Small Business Disclosure Format
         (Check One)
         Yes    No
            ---   ---

                          SAILTECH INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2003 and December 31, 2002.............................. 3-4

              Condensed Consolidated Statements of Operations
              For the Three Months Ended March 31, 2003 and 2002...........  5

              Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2003 and 2002...........  6-7

              Notes to Condensed Consolidated Financial Statements......... 8-10

Item 2 - Management's Discussion and Analysis or Plan of Operation.........11-12

PART II - Other Information

Item 1 - Legal Proceedings.................................................   13

Item 2 - Changes in Securities and Use of Proceeds.........................   13

Item 3 - Defaults Upon Senior Securities...................................   14

Item 4 - Submission of Matters to a Vote of Security Holdings..............   14

Item 5 - Other Information.................................................   14

Item 6 - Exhibits and Reports on Form 8K ..................................   14


Signature..................................................................   15

                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS



                                             March 31, 2003    December 31, 2002
                                           -----------------   -----------------
                                              (Unaudited)

Current Assets:
      Cash                                 $           1,521   $             345
      Accounts Receivable                             12,615                   0
      Prepaid Expenses                                13,484                   0
                                           -----------------   -----------------
         Total Current Assets                         27,620                 345
                                           -----------------   -----------------

Property Plant and Equipment, Net                    260,009                   0
                                           -----------------   -----------------

Other Assets:
      License, Net                                   105,562                   0
      Intangible Asset                                33,585                   0
                                           -----------------   -----------------
         Total Other Assets                          139,147                   0
                                           -----------------   -----------------

         Total Assets                      $         426,776   $             345
                                           =================   =================



















      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


                                                    March 31, 2003     December 31, 2002
                                                  -----------------    -----------------
                                                     (Unaudited)
Current Liabilities:
      Accounts Payable and
          Accrued Expenses                        $         137,861    $          89,964
      Customer Deposit                                       65,000                    0
      Current Maturities of Long-Term Debt                    6,000               33,847
                                                  -----------------    -----------------
         Total Current Liabilities                          208,861              123,811

Long-Term Debt                                                    0                    0

Due to Related Parties                                      386,938                    0
                                                  -----------------    -----------------

         Total Liabilities                                  595,799              123,811
                                                  -----------------    -----------------

Commitments and Contingencies                                  --                   --

Stockholders' (Deficit):
      Common Stock, $.001 par value per share,
      50,000,000 shares authorized;
      10,092,435 shares issued and
      outstanding December 31, 2002
      31,475,664 shares issued and outstanding
      March 31, 2003                                         31,476               10,092

      Additional Paid-in Capital                          3,408,324            3,258,034

      Accumulated (Deficit)                              (3,608,823)         (3,391,592)
                                                  -----------------    -----------------

         Total Stockholders' (Deficit)                     (169,023)            (123,466)
                                                  -----------------    -----------------

         Total Liabilities and
              Stockholders' (Deficit)             $         426,776    $             345
                                                  =================    =================










      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Three Months Ended    Three Months Ended
                                               March 31, 2003        March 31, 2002*
                                             ------------------    ------------------
Revenues:
      Other                                  $                0                 2,197
                                             ------------------    ------------------
           Total Revenues                                     0                 2,197
                                             ------------------    ------------------

Operating Expenses:
      Operating Expenses                                 21,676                     0
Depreciation & Amortization                               7,687                     0
      Interest                                              130                     0
      Officer's Salary                                   30,000                     0
      General and Administrative                        157,739                21,193
                                             ------------------    ------------------
         Total Operating Expenses                       217,232                21,193
                                             ------------------    ------------------
Net (Loss) From Continuing Operations                  (217,232)              (18,996)
    (Loss) From Discontinued Operations
        (Note 2)                                              0              (384,401)
                                             ------------------    ------------------
Net (Loss)                                   $         (217,232)   $         (403,397)
                                             ==================    ==================

Net (Loss) Per Common Share
      Basic
      Loss From Continuing Operations        $           (0.010)   $           (0.001)
      Loss From Discontinued Operations                  (0.000)               (0.022)
                                             ------------------    ------------------
         Total                               $           (0.010)   $           (0.023)
                                             ==================    ==================
Weighted Average Number of Common
      Shares Outstanding, Basic                      20,783,560            17,592,435
                                             ==================    ==================

      Diluted
      Loss From Continuing Operations        $           (0.010)   $           (0.001)
      Loss From Discontinued Operations                  (0.000)               (0.022)
                                             ------------------    ------------------
         Total                               $           (0.010)   $           (0.023)
                                             ==================    ==================
Weighted Average Number of Common
   Shares Outstanding, Diluted                       20,783,560            17,592,435
                                             ==================    ==================


*The statement of consolidated operations for the three months ended March 31, 2002 has been reclassified to conform with the December 31, 2002 presentation.




      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended    Three Months Ended
                                                      March 31, 2003        March 31, 2002
                                                    ------------------    ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      Continuing Operations                         $         (217,232)   $          (18,996)
      Discontinued Operations                                        0              (384,401)
    Adjustments to Reconcile Net (Loss)
           to Net Cash Provided (Required) By
          Operating Activities:

    Depreciation, Depletion and Amortization
         Continuing Operations                                   7,687                     0
         Discontinued Operations                                     0                54,967
     Issuance of Common Stock
            For Services Provided                               44,800                     0
     Officers' Salaries                                         30,000                     0
   Changes in
            Accounts Receivable                                (12,615)              (25,536)
            Inventory                                                0                   448
            Prepaid Expenses                                   (13,484)              (25,222)
            Accounts Payable and Accrued Expenses              129,771                 6,025
            Customer Deposits                                   65,000               (42,630)
            Current Maturities of Long-Term Debt               (27,847)                    0
                                                    ------------------    ------------------

Net Cash Provided (Required)
   by Operating Activities                                       6,080              (435,345)
                                                    ------------------    ------------------
Cash Flows  (Required)
  By Investing Activities:
      Acquisition of License                                   (87,132)                    0
      Goodwill Arising from Acquisition                        (33,585)                    0
      Acquisitions of Property, Plant & Equipment             (266,125)              (55,312)
                                                    ------------------    ------------------

         Net Cash (Required)
            By Investing Activities                           (386,842)              (55,312)
                                                    ------------------    ------------------










      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)


                                                    Three Months Ended    Three Months Ended
                                                      March 31, 2003        March 31, 2002*
                                                    ------------------    ------------------
Cash Flows Provided by Financing Activities
      Proceeds From Issuance of Common Stock                    25,000                     0
      Proceeds of Loans From
         Related Parties                                       356,938                     0
                                                    ------------------    ------------------

Net Cash Provided by Financing Activities                      381,938                     0
                                                    ------------------    ------------------

Net Increase (Decrease) in Cash                                  1,176              (490,657)
Cash at Beginning of Period                                        345               765,297
                                                    ------------------    ------------------
Cash at End of Period                               $            1,521    $          274,640
                                                    ==================    ==================

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest                    $              102    $                0
                                                    ==================    ==================

      Cash Payments for Income Taxes                $                0    $                0
                                                    ==================    ==================
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                          $           44,800    $                0
      Payment of Accounts Payable                               81,874                     0
      Acquisition of Ecoloclean                                 20,000                     0
                                                    ------------------    ------------------

      Total Non-Cash Financing Activities           $          146,674    $                0
                                                    ==================    ==================



*The statement of consolidated cash flows for the three months ended March 31, 2002 has been reclassified (Note 2) to conform with the December 31, 2002 presentation.


      See Accompanying Notes to Condensed Consolidated Financial Statements

                          SAILTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2003 and 2002 have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2002 is derived from the registrant's Form 10-KSB for the year ended December 31, 2002. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 2002, included in the registrant's Form 10-KSB for the year ended December 31, 2002.

         Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                          SAILTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS
------   -----------------------

         As a result of management activities, the Company segregated losses from discontinued operations for its December 31, 2002 financial statements. Accordingly, we have restated herein, the Condensed Consolidated Statement of Operations for the three months ended March 31, 2002 to reflect these losses from discontinued operations.

NOTE 3 - ACQUISITION OF ECOLOCLEAN, INC.
------   -------------------------------

         On January 1, 2003, Sailtech International, Inc. approved the issuance of 20,000,000 restricted shares of common stock to six individuals in exchange for 500,000 shares of common stock of Ecoloclean, Inc., a Texas corporation. This transaction is evidenced by a Business Combination Agreement dated January 1, 2003. The 500,000 shares of
         Ecoloclean, Inc. constituted 100% of the total outstanding shares of Ecoloclean, Inc. the issuance of the 20,000,000 shares of the Company's common stock constituted 65.68% of the total outstanding shares of the company after the transaction was completed. After the foregoing transaction, there were 30,449,575 shares of the Company's common stock outstanding.

         Ecoloclean, Inc. is engaged in the business of treating contaminated water through a process known as "Electrocoagulation".

                             Sailtech International
                             Pro-Forma Balance Sheet
                                 January 1, 2003

         Current Assets                                            $     44,147
         Property, Plant and Equipment, Net                             130,805
         Other Assets                                                   140,718
                                                                   ------------
                   Total Assets                                    $    315,670
                                                                   ============
         Current Liabilities                                       $    270,541
         Due to Related Parties                                         158,595
         Stockholders' (Deficit)                                       (113,466)
                                                                   ------------

         Total Liabilities and Stockholders' (Deficit)             $    315,670
                                                                   ============

                          SAILTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - LICENSE COSTS
------   --------------

         The Company acquired an industry exclusive, perpetual worldwide license to commercialize the inventions on patents and market, manufacture, sell, lease and, or utilize for processing electrocoagulation units for the treatment of effluent water. Royalties are $3,000 per unit manufactured and 2% of gross processing revenues.

         A summary of license costs amortized over a 17-year life are as follows:

                  License                                    $     109,768
                  Less:  Accumulated Amortization                    2,103
                                                             -------------
                                                             $     107,665
                                                             =============

NOTE 5 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved a salary for services provided. At March 31, 2003 the cumulative amount of unpaid officer's salary was $70,000.

         At March 31, 2003 cumulative non-interest bearing advances due to officers of the Company amounted to $316,938.

NOTE 6 - OTHER
------   -----

         On  January  14,  2003 the  Company  issued  20,000,000  shares  of its
         restricted   common   stock  valued  at  $20,000  to  acquire  100%  of
         Ecoloclean, Inc.

         On January 14, 2003, the Company issued 357,140 shares of its restricted common stock for $25,000.

         On January 14, 2003, the Company approved the issuance of 450,000 shares of its restricted common stock for consulting services valued at $28,800.

         On March 31, 2003, the Company approved the issuance of 250,000 shares of its restricted common stock for consulting services valued at $16,000.

         On March 31, 2003, the Company approved the issuance of 326,089 of its restricted common stock valued at $81,873 in payment of amounts due to six vendors.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Overview and Plan of Operation

Until the 4th quarter of 2002, Sailtech was a start-up manufacturer of aluminum yachts based in Florida through a Florida subsidiary company Sailtech Designs, Inc. Sailtech was originally incorporated in the State of Nevada in September of 1998 under the name of Argonaut Resources Ltd. On December 15, 2000 the Company changed its name to Sailtech International Inc. to reflect it business objectives of becoming an aluminum yacht manufacturer.

On January 10, 2003, Sailtech announced the acquisition of Ecoloclean, Inc., a company engaged the business of cleaning drilling waste water and run-off water from drilling sites in Louisiana utilizing Electrocoagulation Units (EC). Ecoloclean owns a subsidiary named World Environmental Technologies, Inc.(WET). WET operates the EC business.

We had no revenues from operations during the quarter ending March 31, 2003, although the Ecoloclean's subsidiary, WET had revenues during 2002. This revenue was generated from activities associated with the Electrocoagulation Units being employed to treat water utilized in the oil and gas industry. This type of water is required to be cleaned prior to discharge into State and/or Federal waters.

These activities were conducted in conjunction with another company possessing a type of water discharge permit issued by the Louisiana Department of Environmental Quality (LDEQ) for two oil and gas industry customers. We believe these two former customers achieved substantial cost savings when compared with the traditional costs of hauling the water discharge to an approved injection disposal site. These waste water treatment operations, although successful and profitable, had to be discontinued because the LDEQ required that WET obtain its own LDEQ discharge permit. We have applied for the LDEQ discharge permit and anticipate that it will issued in the near future. WET expects to be re-employed by both prior customers and others, when we receive our permit.

WET has also directed its efforts to generating future revenues from washing industrial vehicles and treating agricultural liquid waste products. As an initial step to achieve this goal, it purchased a 3-acre site with a 4,000 square foot building in Lafayette, Louisiana. This building will serve as WET headquarters for the Louisiana operations.

In addition, WET has applied to the City of Lafayette, Louisiana for a permit to discharge waste water into the sewer system. If this permit is issued, WET plans to install a truck and equipment wash facility at their Lafayette location. The closest existing wash facility is at Baton Rogue, Louisiana which is located approximately 50 miles from Lafayette. WET has received indications of interest from three oilfield service companies to utilize the truck and equipment wash facility for their vehicles and equipment. WET plans to clean industrial wash water for a regional liquids collection company at its Lafayette facility upon receipt of both of the state and city permits mentioned above.

Recently, WET sent an EC test unit to Russia for a product sales demonstration. The demonstration was successful. We are awaiting a final decision regarding an initial purchase of two EC units by this Russian customer.

The Company has been working over the last 2 months with the American Dairy Association, Texas A&M University, the Texas Farm Bureau and a number of independent dairy farm owners regarding the treatment and disposal of waste associated with dairy farms, specifically the phosphates and nitrates contained within the waste. Historically, dairy farm liquid waste has been disposed of by evaporation and, or by spraying the waste on farm land. This has resulted in ground water becoming contaminated with phosphates and nitrates creating a potential health hazard to the general public. A major portion of these dairy farms are facing regulatory shutdown due to these high levels of phosphates and nitrates contained in the treated soils. Some of these dairy farmers have been advised by the Texas Farm Bureau that the phosphates levels are already at their peak and can no longer dispose of their waste by spraying on the soil.

The Company has successfully demonstrated to officials at Texas A&M University, the Texas Farm Bureau and the American Dairy Association the ability of our EC Units to remove the phosphates and nitrates from the dairy waste. After the demonstration, we placed one of the EC units at a dairy farm in Erath County, Texas. We successfully processed the waste from one of the lagoons at this 2200 head dairy farm. Recent laboratory analysis shows that we reduced the phosphates levels from a total of 338 PPM (parts per million) to approximately 40-80PPM, a roughly 80-90% reduction in phosphate. Texas A&M University is currently negotiating for a Federal Grant, which upon receipt, will be substantially dedicated to processing dairy farm waste. This is a huge dairy industry problem.

We have had numerous inquires about the availability of EC units for a variety of applications. At this time, we have three EC units ready for service.

We will need to raise capital in order to maintain and grow our business operations. We will need to build more EC Units. Presently, we cannot predict how many Units we will need to build.

Our short-term cash requirements are approximately $50,000 per month. During the next twelve months we expect our cash requirements to be approximately $1,000,000, including capital expenditures of approximately $120,000. This will include (1) our operational expenses, (2) marketing expenses associated with responding to potential customer inquiries, (3) continuing our EC Unit marketing efforts and (4) manufacturing approximately three (3) EC Units at a cost of approximately $50,000 each. The money needed to finance our operational overhead expenses may come new investors or be borrowed. Presently, our officers are financing our business operations with personal loans to the Company. There are no agreements obligating them to continue to loan money to the company. We offer no assurances that they will be able to satisfy our cash requirements in the future. Additionally, we may offer common stock on a private stock offering basis. We may issue stock to individuals for services in lieu of cash payments. This and other future financing activity may result in the dilution of shareholder equity. We expect to incur financial losses for the foreseeable future.

FORWARD-LOOKING STATEMENTS:

We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, natural gas availability and cost and timing, impact and other uncertainties of our future acquisition plans.

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2003, we carried out an evaluation, under the supervision and with the participation of our present and, on information and belief, former management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such  evaluation as described in subparagraph
(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         Recent Sales of Unregistered Securities
         ---------------------------------------

         During the first quarter of 2003, the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On January 14, 2003, we issued 20,000,000 shares of common stock valued at $20,000 in a business combination transaction whereby we acquired all of the issued and outstanding capital stock of Ecoloclean, Inc., a Texas corporation. The shares were issued to the six individual shareholders of Ecoloclean, Inc. as reported on our 8-K Current Report filed on January 14, 2003.

         On January 14, 2003, we issued John Dosser, Patrick Dosser, Justin Ward and Matthew Ward, 89,285 shares each for a total of 357,140 common shares for a total purchase price of $25,000. These individuals are familial relatives of Michael Ward, our company's Secretary/Treasurer and a member of the board of directors. The Dosser's reside with the Ward's.

         On January 14, 2003, we issued 450,000 shares of common stock to Salta International, Inc. for consulting services valued at $28,800.

         On January 14, 2003, we issued 250,000 shares of common stock to Tuscany Capital Group, Inc. for consulting services valued at $ 16,000.

         On March 31, 2003, we issued 326,089 shares of common stock to six former vendors discharging debts valued at $81,873.

         We believe the transactions listed above were exempt from the federal registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.  Defaults Upon Senior Securities.

         None.

         Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         99.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
         99.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.
         99.3 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.
         99.4 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

         (b) Reports on Form 8-K. During the first quarter of 2003 we filed one reports on Current Report Form 8-K on January 14, 2003, setting forth information on Item 1, "Changes in Control of Registrant", Item 2, Acquisition or Disposition of Assets", Item 5, "Other Events and Regulation FD and Item 7, "Financial Statements and Exhibits".

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 17, 2003

SAILTECH INTERNATIONAL, INC.


 /s/ Royis Ward
--------------------------
By: Royis Ward
Title: President


 /s/ Michael Ward
--------------------------
By: Michael Ward
Title: Secretary/Treasurer