Form 10QSB/A
period 2003-03-31
SAILTECH INTERNATIONAL INC
filed 2003-07-29
CIK 1161165

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 First Amendment

(Mark One)

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                 For the quarterly period ending March 31, 2003


TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
             For the transition period from__________ to __________


                         Commission file number 0-33481
                                                -------

                          SAILTECH INTERNATIONAL, INC.
           ---------------------------------------------------------
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

                          SAILTECH INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2003 and December 31, 2002............................... 3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2003 and 2002.................   5

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2003 and 2002 ................ 6-7

         Notes to Condensed Consolidated Financial Statements ..............8-10

Item 2 - Management's Discussion and Analysis or Plan of Operation..........  11

PART II - Other Information

Item 1 - Legal Proceedings .................................................  12

Item 2 - Changes in Securities and Use of Proceeds..........................  12

Item 3 - Defaults Upon Senior Securities....................................  12

Item 4 - Submission of Matters to a Vote of Security Holdings...............  12

Item 5 - Other Information..................................................  12

Item 6 - Exhibits and Reports on Form 8K ...................................  12


Signature...................................................................  13

                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS



                                           March 31, 2003     December 31,  2002
                                         ------------------   ------------------
                                            (Unaudited)

Current Assets:
      Cash                               $            1,521   $              359
      Accounts Receivable                            12,614               28,670
      Prepaid Expenses                               13,484               14,773
                                         ------------------   ------------------
         Total Current Assets                        27,619               43,802
                                         ------------------   ------------------

Property Plant and Equipment, Net                   260,009              130,805
                                         ------------------   ------------------

Other Assets:
      License, Net                                  167,337               26,127
      Intangible Asset                               33,585               33,585
                                         ------------------   ------------------
         Total Other Assets                         200,922               59,712
                                         ------------------   ------------------

         Total Assets                    $          488,550   $          234,419
                                         ==================   ==================



















      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)


                                                    March 31, 2003      December 31,  2002
                                                  ------------------    ------------------
                                                      (Unaudited)
Current Liabilities:
      Accounts Payable and
        Accrued Expenses                          $          211,111    $          122,499
      Customer Deposit                                        65,000                65,000
      Current Maturities of Long-Term Debt                     6,000                     0
                                                  ------------------    ------------------
         Total Current Liabilities                           282,111               187,499

Long-Term Debt                                                     0                     0

Due to Related Parties                                       316,938               118,595
                                                  ------------------    ------------------

         Total Liabilities                                   599,049               306,094
                                                  ------------------    ------------------

Commitments and Contingencies                                   --                    --

Stockholders' (Deficit):
      Common Stock, $.001 par value per share,
        50,000,000 shares authorized;
         500,000 shares issued and
         outstanding December 31, 2002
         31,475,664 shares issued and outstanding
         March 31, 2003                                       31,476                   500

      Additional Paid-in Capital                             199,790                49,500
      Stock Subscriptions Receivable                               0               (10,000)
      Accumulated (Deficit)                                 (341,765)             (111,775)
                                                  ------------------    ------------------

         Total Stockholders' (Deficit)                      (110,499)              (71,775)
                                                  ------------------    ------------------

         Total Liabilities and
              Stockholders' (Deficit)             $          488,050    $          234,319
                                                  ==================    ==================










      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -4-


                          SAILTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended    Three Months Ended
                                                     March 31, 2003        March 31, 2002*
                                                   ------------------     ------------------
Revenues:
      Other                                        $                0                      0
                                                   ------------------     ------------------
           Total Revenues                                           0                      0
                                                   ------------------     ------------------

Operating Expenses:
      Operating Expenses                                       21,676                      0
      Depreciation & Amortization                              17,964                      0
      Interest                                                  2,611                      0
      Officer's Salary                                         30,000                      0
      General and Administrative                              157,739                      0
                                                   ------------------     ------------------
         Total Operating Expenses                             229,990                      0
                                                   ------------------     ------------------
Net (Loss)                                         $         (229,990)    $                0
                                                   ==================     ==================

Net (Loss) Per Common Share
      Basic and Diluted
      Loss From Continuing Operations              $           (0.011)    $                0
                                                    ------------------     ------------------
         Total                                     $           (0.011)    $                0
                                                   ==================     ==================
Weighted Average Number of Common
      Shares Outstanding, Basic and Diluted                20,783,560                      0
                                                   ==================     ==================



*The statement of consolidated operations for the three months ended March 31, 2002 indicates no activity since the Ecoloclean, Inc. inception date was June 11, 2002. (Note 2)






      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -5-


                          SAILTECH INTERNATIONAL, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended     Three Months Ended
                                                           March 31, 2003         March 31, 2002
                                                         ------------------     ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      Continuing Operations                              $         (229,990)    $                0
      Discontinued Operations                                             0                      0
    Adjustments to Reconcile Net (Loss)
           to Net Cash Provided (Required) By
          Operating Activities:

    Depreciation, Depletion and Amortization
         Continuing Operations                                       17,964                      0
         Discontinued Operations                                          0                      0
     Issuance of Common Stock
            For Services Provided                                    44,800                      0
            Changes in
            Accounts Receivable                                      16,056                      0
            Inventory                                                     0                      0
            Stock Subscriptions Receivable                           10,000                      0
            Prepaid Expenses                                          1,289                      0
            Accounts Payable and Accrued Expenses                   170,486                      0
            Customer Deposits                                             0                      0
            Current Maturities of Long-Term Debt                      6,000                      0
                                                         ------------------     ------------------

Net Cash Provided
   by Operating Activities                                           36,605                      0
                                                         ------------------     ------------------
Cash Flows  (Required)
  By Investing Activities:
      Acquisition of License                                       (123,466)                     0
      Acquisitions of Property, Plant & Equipment                  (135,320)                     0
                                                         ------------------     ------------------

         Net Cash (Required)
            By Investing Activities                                (258,786)                     0
                                                         ------------------     ------------------










      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -6-

                          SAILTECH INTERNATIONAL, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)


                                               Three Months       Three Months

                                                  Ended              Ended
                                              March 31, 2003     March 31, 2002*
                                              --------------     --------------

Cash Flows Provided by Financing Activities
      Proceeds From Issuance of Common Stock          25,000                  0
      Proceeds of Loans From
         Related Parties                             198,343                  0
                                              --------------     --------------

Net Cash Provided by Financing Activities            223,343                  0
                                              --------------     --------------

Net Increase in Cash                                   1,162                  0
Cash at Beginning of Period                              359                  0
                                              --------------     --------------
Cash at End of Period                         $        1,521     $            0
                                              ==============     ==============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest              $          102     $            0
                                              ==============     ==============

      Cash Payments for Income Taxes          $            0     $            0
                                              ==============     ==============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                    $       44,800     $            0
      Payment of Accounts Payable                     81,874                  0
      Acquisition of License                          29,592                  0
                                              --------------     --------------
      Total Non-Cash Financing Activities     $      156,266     $            0
                                              ==============     ==============




*The statement of consolidated cash flows for the three months ended March 31, 2002 indicates no activity since the Ecoloclean, Inc. inception date was June 11, 2002. (Note 2)


      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -7-

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

                          SAILTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DATE OF INCEPTION
------   -----------------

         Since the business combination of Sailtech International, Inc. and Ecoloclean, Inc. was recorded as a reverse acquisition, the Statements of Operations and the Statements of Cash Flows for the three months ended March 31, 2002 indicate no activity since Ecoloclean, Inc., the acquirer, did not begin operations until June 11, 2002.

NOTE 3 - ACQUISITION OF ECOLOCLEAN, INC.
------   -------------------------------

         On January 1, 2003, Sailtech International, Inc. approved the issuance of 20,000,000 restricted shares of common stock at a value of $20,000 to six individuals in exchange for 500,000 shares of common stock of Ecoloclean, Inc., a Texas corporation. This transaction is evidenced by a Business Combination Agreement dated January 1, 2003 and was recorded as a reverse acquisition. The 500,000 shares of Ecoloclean, Inc. constituted 100% of the total outstanding shares of Ecoloclean, Inc. the issuance of the 20,000,000 shares of the Company's common stock constituted 65.68% of the total outstanding shares of the company after the transaction was completed. After the foregoing transaction, there were 30,092,435 shares of the Company's common stock outstanding.

         Ecoloclean, Inc. is engaged in the business of treating contaminated water through a process known as "Electrocoagulation".

                                   Sailtech International
                                  Pro-Forma Balance Sheet
                                      January 1, 2003

         Current Assets                                               $  44,147
         Property, Plant and Equipment, Net                             130,805
         Other Assets                                                   179,185
                                                                      ---------
                   Total Assets                                       $ 387,722
                                                                      =========
         Current Liabilities                                          $ 311,310
         Due to Related Parties                                         118,595
         Stockholders' (Deficit)                                        (42,183)
                                                                      ---------

         Total Liabilities and Stockholders' (Deficit)                $ 387,722
                                                                      =========

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

         A summary of license costs amortized over a 5-year life are as follows:

                  License                                    $     181,051
                  Less:  Accumulated Amortization                   13,714
                                                             -------------
                                                             $     167,337
                                                             =============

NOTE 5 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved a salary for services provided. At March 31, 2003 the cumulative amount of unpaid officer's salary was $70,000 and is included in accounts payable and accrued expenses.

         At March 31, 2003 cumulative advances bearing interest at 5% P.A. due to officers of the Company amounted to $316,938 plus $3.250 accrued interest. The advances are due January 10, 2005 with the right of prepayment.

NOTE 6 - OTHER
------   -----

         On January 14, 2003 as a result of the reverse acquisition of Sailtech International, Inc. by Ecoloclean, Inc., the Company acquired 9,592,435 shares of common stock. On January 14, 2003 the Company issued 20,000,000 shares of its restricted common stock valued at $20,000 to acquire 100% of Ecoloclean, Inc.

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

PART II. OTHER INFORMATION

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

Dated: July 24, 2003

SAILTECH INTERNATIONAL, INC.



/s/ Royis Ward
--------------------------
By: Royis Ward
Title: President


/s/ Michael Ward
--------------------------
By: Michael Ward
Title: Secretary/Treasurer