Form 10QSB
period 2003-06-30
SAILTECH INTERNATIONAL INC
filed 2003-08-13
CIK 1161165

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 2003


               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from____________ to____________


                         Commission file number 0-33481
                                                -------


                          SAILTECH INTERNATIONAL, INC.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            NEVADA                                        65-1060612
---------------------------------              ---------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)



13330 Leopard St., Suite 27, Corpus Christi, TX                 78410
-----------------------------------------------      ---------------------------
(Address of principal executive offices)                      (Zip Code)



Issuer's telephone number, (   210   )      492       -          5326
                           -----------  -------------   -----------------------


          Former Name, former address and former fiscal year if changed since last report

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of June 6, 2003, the registrant had 31,475,664 shares of common stock, par value 0.001 outstanding.

         Transitional Small Business Disclosure Format
         (Check One)
         Yes     No
             ---   ---

                          SAILTECH INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         June 30, 2003 and December 31, 2002...............................  3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended June 30, 2003 and 2002.................    5

         Condensed Consolidated Statement of Operations
         For the Six Months Ended June 30, 2003 and 2002...................    6

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2003 and 2002...................  7-8

         Notes to Condensed Consolidated Financial Statements.............. 9-11

Item 2 - Management's Discussion and Analysis or Plan of Operation ........12-13

PART II - Other Information

Item 1 - Legal Proceedings ................................................   14

Item 2 - Changes in Securities and Use of Proceeds.........................   14

Item 3 - Defaults Upon Senior Securities...................................   14

Item 4 - Submission of Matters to a Vote of Security Holdings..............  15

Item 5 - Other Information.................................................   15

Item 6 - Exhibits and Reports on Form 8K ..................................   15


Signature..................................................................   15

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)


                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                             June 30, 2003     December 31, 2002
                                           -----------------   -----------------
                                              (Unaudited)
Current Assets:
   Cash                                    $           1,066   $             359
   Accounts Receivable                                12,054              28,670
   Prepaid Expenses                                        0              14,773
                                           -----------------   -----------------
      Total Current Assets                            13,120              43,802
                                           -----------------   -----------------

Property Plant and Equipment, Net                    279,004             130,805
                                           -----------------   -----------------

Other Assets:
   Deposit                                               200                   0
   License, Net                                      154,938              26,127
   Intangible Asset                                   33,585              33,585
                                           -----------------   -----------------
      Total Other Assets                             188,723              59,712
                                           -----------------   -----------------

      Total Assets                         $         480,847   $         234,419
                                           =================   =================

































      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------



                                                 June 30, 2003      December 31, 2002
                                               -----------------    -----------------
                                                  (Unaudited)
Current Liabilities:
   Accounts Payable and
    Accrued Expenses                           $         265,368    $         122,499
   Customer Deposit                                            0               65,000
   Current Maturities of Long-Term Debt                    6,000                    0
                                               -----------------    -----------------
      Total Current Liabilities                          271,368              187,499

Due to Related Parties                                   482,995              118,595
                                               -----------------    -----------------

      Total Liabilities                                  754,363              306,094
                                               -----------------    -----------------

Commitments and Contingencies                               --                   --

Stockholders' (Deficit):
   Common Stock, $.001 par value per share,
    50,000,000 shares authorized;
    500,000 shares issued and
    outstanding December 31, 2002
    31,475,664 shares issued and outstanding
    June 30, 2003                                         31,476                  500

   Additional Paid-in Capital                            200,190               49,500
   Stock Subscriptions Receivable                              0              (10,000)
   Accumulated (Deficit)                                (505,182)            (111,775)
                                               -----------------    -----------------

      Total Stockholders' (Deficit)                     (273,516)             (71,775)
                                               -----------------    -----------------

      Total Liabilities and
       Stockholders' (Deficit)                 $         480,847    $         234,319
                                               =================    =================






















      See Accompanying Notes to Condensed Consolidated Financial Statements

                          SAILTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                        Three Months Ended    Three Months Ended
                                           June 30, 2003        June 30, 2002*
                                        ------------------    ------------------


Revenues:                               $           64,440    $                0
                                        ==================    ==================

Operating Expenses:
   Cost of Sales                                    14,340                     0
   Operating Expenses                               31,049                     0
Depreciation & Amortization                         20,465                     0
   Interest                                          5,203                     0
   Officer's Salary                                 30,000                     0
   General and Administrative                      126,800                     0
                                        ------------------    ------------------
      Total Operating Expenses                     227,857                     0
                                        ------------------    ------------------
Net (Loss)                              $         (163,417)   $                0
                                        ==================    ==================

Net (Loss) Per Common Share
   Basic and Diluted                    $           (0.005)   $            0.000
                                        ==================    ==================

Weighted Average Number of Common
   Shares Outstanding, Basic
     And Diluted                                31,475,264                     0
                                        ==================    ==================







* The statement of consolidated operations for the three months ended June 30, 2002 indicates no activity since the Ecoloclean, Inc. inception date was June 11, 2002. (Note 2)










      See Accompanying Notes to Condensed Consolidated Financial Statements

                          SAILTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                            Six Months Ended    Six Months Ended
                                              June 30, 2003      June 30, 2002*
                                            ----------------    ----------------


Revenues                                    $         64,440    $              0
                                            ================    ================

Operating Expenses:
   Cost of Sales                                      14,340                   0
   Operating Expenses                                 52,725                   0
   Depreciation & Amortization                        38,429                   0
   Interest                                            7,814                   0
   Officer's Salary                                   60,000                   0
   General and Administrative                        284,539                   0
                                            ----------------    ----------------
      Total Operating Expenses                       457,847                   0
                                            ----------------    ----------------
Net (Loss)                                  $       (393,407)   $              0
                                            ================    ================

Net (Loss) Per Common Share
   Basic and Diluted                        $         (0.019)   $          0.000
                                            ================    ================

Weighted Average Number of Common
   Shares Outstanding, Basic
     And Diluted                                  20,783,560                   0
                                            ================    ================





* The statement of consolidated operations for the three months ended June 30, 2002 indicates no activity since the Ecoloclean, Inc. inception date was June 11, 2002. (Note 2)




























      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                   Six Months Ended    Six Months Ended
                                                     June 30, 2003       June 30, 2002
                                                   ----------------    ----------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)                                     $       (393,407)   $              0
    Adjustments to Reconcile Net (Loss)
      to Net Cash Provided (Required) By
      Operating Activities:

   Depreciation and Amortization                             38,429                   0
   Issuance of Common Stock
       For Services Provided                                 44,800                   0
        Changes in
       Accounts Receivable                                   16,616                   0
       Stock Subscriptions Receivable                        10,000                   0
       Prepaid Expenses                                      14,773                   0
       Deposits                                                (200)                  0
       Accounts Payable and Accrued Expenses                225,143                   0
       Customer Deposits                                    (65,000)                  0
       Current Maturities of Long-Term Debt                   6,000                   0
                                                   ----------------    ----------------

Net Cash (Required)
   by Operating Activities                                 (102,846)                  0
                                                   ----------------    ----------------
Cash Flows  (Required)
  By Investing Activities:
     Acquisition of License                                (123,466)                  0
     Acquisitions of Property, Plant & Equipment           (162,381)                  0
                                                   ----------------    ----------------

         Net Cash (Required)
            By Investing Activities                        (285,847)                  0
                                                   ----------------    ----------------



























      See Accompanying Notes to Condensed Consolidated Financial Statements

                          SAILTECH INTERNATIONAL, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)


                                                 Six Months        Six Months
                                                    Ended             Ended
                                                June 30, 2003     June 30, 2002*
                                                --------------    --------------

Cash Flows Provided by Financing Activities
   Proceeds From Issuance of Common Stock               25,000                 0
   Proceeds of Loans From
     Related Parties                                   364,400                 0
                                                --------------    --------------

Net Cash Provided by Financing Activities              389,400                 0
                                                --------------    --------------

Net Increase in Cash                                       707                 0
Cash at Beginning of Period                                359                 0
                                                --------------    --------------
Cash at End of Period                           $        1,066    $            0
                                                ==============    ==============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest                $          463    $            0
                                                ==============    ==============

      Cash Payments for Income Taxes            $            0    $            0
                                                ==============    ==============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                      $       44,800    $            0
      Payment of Accounts Payable                       82,274                 0
      Acquisition of License                            29,592                 0
                                                --------------    --------------
      Total Non-Cash Financing Activities       $      156,666    $            0
                                                ==============    ==============



















* The statement of consolidated cash flows for the six months ended June 30, 2003 indicates no activity since the Ecoloclean, Inc. inception date was June 11, 2002. (Note 2)












      See Accompanying Notes to Condensed Consolidated Financial Statements

                          SAILTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2003 and 2002 have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2002 is derived from the registrant's Form 10-KSB for the year ended December 31, 2002. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                          SAILTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DATE OF INCEPTION
------   -----------------

         Since the business combination of Sailtech International, Inc. and Ecoloclean, Inc. was recorded as a reverse acquisition, the Statements of Operations and the Statements of Cash Flows for the six months ended June 30, 2002 indicate no activity since Ecoloclean, Inc., the acquirer, did not begin operations until June 11, 2002 with no transactions occurring until after June 30, 2002.

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

         A summary of license costs amortized over a 5-year life are as follows:

                   License                                    $     181,051
                   Less:  Accumulated Amortization                   26,113
                                                              -------------
                                                              $     154,938
                                                              =============

NOTE 5 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved a salary for services provided. At June 30, 2003 the cumulative amount of unpaid officer's salary was $100,000 and is included in accounts payable and accrued expenses.

         At June 30, 2003 cumulative advances bearing interest at 5% P.A. due to officers of the Company amounted to $482,995 plus $7,834 accrued interest. The advances are due January 10, 2005 with the right of prepayment.

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

Our Ecoloclean, Inc. subsidiary had revenues of $64,440 from clean-up operations during the quarter ending June 30, 2003. Our WET subsidiary had no revenue from activities associated with the Electrocoagulation Units. This type of water is required to be cleaned prior to discharge into State and/or Federal waters.

Currently, the Company and its subsidiary, World Environmental Technologies, is still attempting to acquire a Louisiana Department of Environmental Quality discharge permit. We have been assured that the permit will be issued within the near future. Until that time, we cannot move any of our EC units back on oil exploration and production drilling wells for the purpose of cleaning drilling water. The oil companies are awaiting our permit because of the money saving technology that we will offer.

We have been assured by a major service company, which has a disposal permit, that our EC unit will be placed on one of their wells within the next two weeks for the purpose of cleaning the drill and runoff water. This may result in a 45-60 day operation at a revenue rate of approximately $800.00 per day.

We had anticipated installing a truck wash facility in Lafayette, Louisiana. We had applied to the City of Lafayette for permission to install such a facility and discharge the treated waste water into the Lafayette sewer system. Unfortunately, we have been notified that the City sewer system is operating at full capacity and no permit will be issued on our application.

We have completed a test demonstration of an EC unit on a dairy farm in Comanche County, Texas. The test results were sent to Texas A&M Agriculture Extension Office and other authorities. We have been notified that we are the only Company that has successfully removed sufficient phosphates from dairy waste at a cost economical for the dairy farm operation. We believe that they will recommend our EC process to dairy farms and that this will create demand for our EC units within the dairy industry.

The inquires from Russia are being pursued as time permits and they still seem to be very interested in acquiring several of our EC units.

Inquiries continue to come in from around the world as to our EC process and its application. These inquiries are answer on a as time allows basis and due to the limited budget must be analysis as to their location and closeness to our home base.

We will need to raise capital in order to maintain and grow our business operations. We will need to build more EC Units. Presently, we cannot predict how many Units we will need to build.

Our short-term cash requirements are approximately $50,000 per month. During the next twelve months we expect our cash requirements to be approximately $1,000,000, including capital expenditures of approximately $120,000. This will include (1) our operational expenses, (2) marketing expenses associated with responding to potential customer inquiries, (3) continuing our EC Unit marketing efforts and (4) manufacturing approximately three (3) EC Units at a cost of approximately $40,000 each. The money needed to finance our operational overhead expenses may come new investors or be borrowed. Presently, our officers are financing our business operations with personal loans to the Company. There are no agreements obligating them to continue to loan money to the company. We offer no assurances that they will be able to satisfy our cash requirements in the future. Additionally, we may offer common stock on a private stock offering basis. We may issue stock to individuals for services in lieu of cash payments. This and other future financing activity may result in the dilution of shareholder equity. We expect to incur financial losses for the foreseeable future.

FORWARD-LOOKING STATEMENTS:

We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products and services, competitive factors in the industries in which we compete or intend to compete and other uncertainties of our future acquisition plans.

Item 3.  Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our present management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits


         31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

         31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.

         32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

         32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

         (b)      Reports on Form 8-K.
         During the second quarter, we filed one report on Form 8-K/A on June 20, 2003 disclosing information under Item 2, Changes in Registrant's Certifying Accountant, Item 5, Other Changes and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.



SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2003

SAILTECH INTERNATIONAL, INC.



 /s/ Royis Ward
--------------------------
By: Royis Ward
Title: President



 /s/ Michael Ward
--------------------------
By: Michael Ward
Title: Secretary/Treasurer