Form 10QSB/A
period 2003-06-30
SAILTECH INTERNATIONAL INC
filed 2003-08-13
CIK 1161165

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


                         Commission file number 0-33481
                                                -------


                          SAILTECH INTERNATIONAL, INC.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            NEVADA                                        65-1060612
---------------------------------              ---------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)


1862 West Bitters Rd., Bldg.#1, San Antonio, TX             78248
-----------------------------------------------   ------------------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, (   210   )      492       -          5326
                           -----------  -------------    -----------------------


                13330 Leopard St., Suite 27, Corpus Christi, TX
                -----------------------------------------------
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