Form 10QSB/A
period 2003-03-31
SAILTECH INTERNATIONAL INC
filed 2003-09-25
CIK 1161165

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Second Amendment

(Mark One)

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ending March 31, 2003


               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from to ___________ to ___________


                         Commission file number 0-33481


                          SAILTECH INTERNATIONAL, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                       65-1060612
-------------------------------              -----------------------------------
  (State of Incorporation)                    (IRS Employer Identification No.)



1862 W. Bitters Rd., Bldg 1, San Antonio, TX                   78248
--------------------------------------------        ----------------------------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number, (   210   )      492       -         5326
                           -----------  -------------   -----------------------


          Former Name, former address and former fiscal year if changed since last report
                           13330 Leopard St., Ste. 27
                            Corpus Christi, TX 78410

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

                          SAILTECH INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2003 and December 31, 2002.............................   3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2003 and 2002 ..............     5

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2003 and 2002...............   6-7

         Notes to Condensed Consolidated Financial Statements.............  8-11

Item 2 - Management's Discussion and Analysis or Plan of Operation .......    12

PART II - Other Information

Item 1 - Legal Proceedings ...............................................    12

Item 2 - Changes in Securities and Use of Proceeds........................    12

Item 3 - Defaults Upon Senior Securities..................................    12

Item 4 - Submission of Matters to a Vote of Security Holdings.............    12

Item 5 - Other Information................................................    12

Item 6 - Exhibits and Reports on Form 8K .................................    12


Signature.................................................................    12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)


                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                             March 31, 2003    December 31, 2002
                                           -----------------   -----------------
                                              (Unaudited)

Current Assets:
      Cash                                 $           1,521   $             704
      Accounts Receivable                             12,614              28,670
      Prepaid Expenses                                13,484              14,773
                                           -----------------   -----------------
         Total Current Assets                         27,619              44,147
                                           -----------------   -----------------

Property Plant and Equipment, Net                    260,009             130,805
                                           -----------------   -----------------

Other Assets:
      License, Net                                    24,728              26,127
      Intangible Asset                                33,585              33,585
                                           -----------------   -----------------
         Total Other Assets                           58,813              59,712
                                           -----------------   -----------------

         Total Assets                      $         345,941   $         234,664
                                           =================   =================



















      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                           March 31, 2003     December 31, 2002
                                                         -----------------    -----------------
                                                            (Unaudited)
Current Liabilities:
      Accounts Payable and
          Accrued Expenses                               $         211,111    $         212,463
      Customer Deposit                                              65,000               65,000
      Current Maturities of Long-Term Debt                           6,000               33,847
                                                         -----------------    -----------------
         Total Current Liabilities                                 282,111              311,310

Long-Term Debt                                                           0                    0

Due to Related Parties                                             316,938              118,595
                                                         -----------------    -----------------

         Total Liabilities                                         599,049              429,905
                                                         -----------------    -----------------

Commitments and Contingencies                                         --                   --

Stockholders' (Deficit):
      Preferred Stock, $0.01 par value
        1,000,000 shares authorized, none issued                      --                   --

      Common Stock, $.001 par value per share,
        50,000,000 shares authorized;
          30,092,035 shares issued and
         outstanding December 31, 2002
         31,475,664 shares issued and outstanding
          March 31, 2003                                            31,476               30,092

      Additional Paid-in Capital                                    46,732             (103,558)
      Stock Subscriptions Receivable                                     0              (10,000)
      Accumulated (Deficit)                                       (331,316)            (111,775)
                                                         -----------------    -----------------

         Total Stockholders' (Deficit)                            (253,108)            (195,241)
                                                         -----------------    -----------------

         Total Liabilities and
              Stockholders' (Deficit)                    $         345,941    $         234,664
                                                         =================    =================






      See Accompanying Notes to Condensed Consolidated Financial Statements

                          SAILTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                     Three Months Ended       Three Months Ended
                                       March 31, 2003           March 31, 2002*
                                     ------------------       ------------------

Revenues:
      Other                          $                0       $                0
                                     ------------------       ------------------
           Total Revenues                             0                        0
                                     ------------------       ------------------

Operating Expenses:
      Operating Expenses                         21,676                        0
Depreciation & Amortization                       7,515                        0
      Interest                                    2,611                        0
      Officer's Salary                           30,000                        0
      General and Administrative                157,739                        0
                                     ------------------       ------------------
         Total Operating Expenses               219,541                        0
                                     ------------------       ------------------
Net (Loss)                           $         (219,541)      $                0
                                     ==================       ==================
Net (Loss) Per Common Share
      Basic and Diluted              $            (0.01)      $                0
                                     ==================       ==================

Weighted Average Number of Common
      Shares Outstanding, Basic              30,783,850                        0
                                     ==================       ==================









* The statement of consolidated operations for the three months ended March 31, 2002 indicates no activity since the Ecoloclean, Inc. inception date was June 11, 2002. (Note 2)






      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended     Three Months Ended
                                                           March 31, 2003         March 31, 2002
                                                         ------------------     ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      Continuing Operations                              $         (219,541)    $                0
      Discontinued Operations                                             0                      0
    Adjustments to Reconcile Net (Loss)
          to Net Cash Provided (Required) By
          Operating Activities:

    Depreciation, Depletion and Amortization
         Continuing Operations                                        7,515                      0
         Discontinued Operations                                          0                      0
     Issuance of Common Stock
         For Services Provided                                       44,800                      0
     Officer's Salary                                                30,000                      0
         Changes in
         Accounts Receivable                                         16,056                      0
         Inventory                                                        0                      0
         Prepaid Expenses                                             1,289                      0
         Accounts Payable and Accrued Expenses                       50,522                      0
         Customer Deposits                                                0                      0
         Current Maturities of Long-Term Debt                       (27,847)                     0
                                                         ------------------     ------------------

Net Cash (Required)
   by Operating Activities                                          (97,206)                     0
                                                         ------------------     ------------------
Cash Flows  (Required)
  by Investing Activities:
      Acquisitions of Property, Plant & Equipment                  (135,320)                     0
                                                         ------------------     ------------------

         Net Cash (Required)
            By Investing Activities                                (135,320)                     0
                                                         ------------------     ------------------










      See Accompanying Notes to Condensed Consolidated Financial Statements

                          SAILTECH INTERNATIONAL, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)


                                                Three Months      Three Months
                                                    Ended             Ended
                                               March 31, 2003    March 31, 2002*
                                               --------------    --------------

Cash Flows Provided by Financing Activities
      Proceeds From Collection of
         Stock Subscriptions                           10,000                 0
      Proceeds From Issuance of Common Stock           25,000                 0
      Proceeds of Loans From
         Related Parties                              198,343                 0
                                               --------------    --------------

Net Cash Provided by Financing Activities             233,343                 0
                                               --------------    --------------

Net Increase in Cash                                      817                 0
Cash at Beginning of Period                               704                 0
                                               --------------    --------------
Cash at End of Period                          $        1,521    $            0
                                               ==============    ==============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest               $          102    $            0
                                               ==============    ==============

      Cash Payments for Income Taxes           $            0    $            0
                                               ==============    ==============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                     $       44,800    $            0
      Payment of Accounts Payable                      81,874                 0
                                               --------------    --------------
      Total Non-Cash Financing Activities      $      126,674    $            0
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

                          Sailtech International, Inc.
                             Pro-Forma Balance Sheet
                                 January 1, 2003

         Current Assets                                               $  44,147
         Property, Plant and Equipment, Net                             130,805
         Other Assets                                                    59,712
                                                                      ---------
                   Total Assets                                       $ 234,664
                                                                      =========
         Current Liabilities                                          $ 311,310
         Due to Related Parties                                         118,595
         Stockholders' (Deficit)                                       (195,241)
                                                                      ---------

         Total Liabilities and Stockholders' (Deficit)                $ 234,664
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

         A summary of license costs amortized over a 5-year life are as follows:

                 License                                    $      27,993
                 Less:  Accumulated Amortization                    3,265
                                                            -------------
                                                            $      24,728
                                                            =============

NOTE 5 - CURRENT MATURITIES OF LONG-TERM DEBT
------   ------------------------------------

         The balance shown of $6,000 was due January 31, 2003 and bears interest at 9% per annum.

NOTE 6 - RELATED PARTY TRANSACTIONS
------   --------------------------

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

NOTE 7 - OTHER
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

                          SAILTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 7 - OTHER (CONTINUED)
-------  -----------------

         On January 14, 2003, the Company approved the issuance of 450,000 shares of its restricted common stock for consulting services valued at $28,800. These shares were issued May 12, 2003.

         On March 31, 2003, the Company approved the issuance of 250,000 shares of its restricted common stock for consulting services valued at $16,000. These shares were issued May 12, 2003.

         On March 31, 2003, the Company approved the issuance of 326,089 of its restricted common stock valued at $81,874 in payment of amounts due to six vendors. These shares were issued May 12, 2003

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Previously filed.

                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None.

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

Dated: September 22, 2003

SAILTECH INTERNATIONAL, INC.



/s/ Royis Ward
--------------------------
By: Royis Ward
Title: President


/s/ Michael Ward
--------------------------
By: Michael Ward
Title: Secretary/Treasurer