Form 10QSB/A
period 2003-06-30
SAILTECH INTERNATIONAL INC
filed 2003-09-25
CIK 1161165

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

                         Commission file number 0-33481
                                                --------


                          SAILTECH INTERNATIONAL, INC.
            -------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                       65-1060612
-------------------------------              -----------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)



1862 W. Bitters Rd., Bldg No. 1, San Antonio, TX                 78248
------------------------------------------------        ------------------------
(Address of principal executive offices)                        (Zip Code)



Issuer's telephone number, (  210    )      492       -          5326
                           -----------  -------------   ------------------------


         Former Name, former address and former fiscal year if changed since last report
                13330 Leopard St.Ste.27, Corpus Christi, TX 78410

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

                          SAILTECH INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         June 30, 2003 and December 31, 2002..............................   3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended June 30, 2003 and 2002................     5

         Condensed Consolidated Statement of Operations
          For the Six Months Ended June 30, 2003 and 2002.................     6

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2003 and 2002..................   7-8

         Notes to Condensed Consolidated Financial Statements.............  9-12

Item 2 - Management's Discussion and Analysis or Plan of Operation........    13

PART II - Other Information

Item 1 - Legal Proceedings ...............................................    13

Item 2 - Changes in Securities and Use of Proceeds........................    13

Item 3 - Defaults Upon Senior Securities..................................    13

Item 4 - Submission of Matters to a Vote of Security Holdings.............    13

Item 5 - Other Information................................................    13

Item 6 - Exhibits and Reports on Form 8K .................................    13


Signature.................................................................    13

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                             June 30, 2003     December 31, 2002
                                           -----------------   -----------------
                                               (Unaudited)
Current Assets:
      Cash                                 $           1,066   $             704
      Accounts Receivable                             12,054              28,670
      Prepaid Expenses                                     0              14,773
                                           -----------------   -----------------
         Total Current Assets                         13,120              44,147
                                           -----------------   -----------------

Property Plant and Equipment, Net                    279,004             130,805
                                           -----------------   -----------------

Other Assets:
      Deposit                                            200                   0
      License, Net                                    23,329              26,127
      Intangible Asset                                33,585              33,585
                                           -----------------   -----------------
         Total Other Assets                           57,114              59,712
                                           -----------------   -----------------

         Total Assets                      $         349,238   $         234,664
                                           =================   =================





















      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------



                                                           June 30, 2003      December 31, 2002
                                                         -----------------    -----------------
                                                            (Unaudited)
Current Liabilities:
      Accounts Payable and
          Accrued Expenses                               $         265,368    $         212,463
      Customer Deposit                                                   0               65,000
      Current Maturities of Long-Term Debt                           6,000               33,847
                                                         -----------------    -----------------
         Total Current Liabilities                                 271,368              311,310

Due to Related Parties                                             482,995              118,595
                                                         -----------------    -----------------

         Total Liabilities                                         754,363              429,905
                                                         -----------------    -----------------

Commitments and Contingencies                                         --                   --

Stockholders' (Deficit):
      Preferred Stock, $0.01 par value
        1,000,000 shares authorized, none issued                      --                   --
      Common Stock, $.001 par value per share,
        50,000,000 shares authorized;
          30,092,035 shares issued and
         outstanding December 31, 2002
         31,475,664 shares issued and outstanding
          June 30, 2003                                             31,476               30,092

      Additional Paid-in Capital                                    47,132             (103,558)
      Stock Subscriptions Receivable                                     0              (10,000)
      Accumulated (Deficit)                                       (483,773)            (111,775)
                                                         -----------------    -----------------

         Total Stockholders' (Deficit)                            (405,125)            (195,241)
                                                         -----------------    -----------------

         Total Liabilities and
              Stockholders' (Deficit)                    $         349,238    $         234,664
                                                         =================    =================













      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          Three Months Ended       Three Months Ended
                                            June 30, 2003             June 30, 2002*
                                          ------------------       ------------------

Revenues:                                 $           64,440       $                0
                                          ==================       ==================

Operating Expenses:
      Cost of Sales                                   14,340                        0
      Operating Expenses                              31,049                        0
      Depreciation & Amortization                      9,465                        0
      Interest                                         5,203                        0
      Officer's Salary                                30,000                        0
      General and Administrative                     126,800                        0
                                          ------------------       ------------------
         Total Operating Expenses                    216,857                        0
                                          ------------------       ------------------
Net (Loss)                                $         (152,417)      $                0
                                          ==================       ==================

Net (Loss) Per Common Share
      Basic and Diluted                   $            (0.00)      $             0.00
                                          ==================       ==================

Weighted Average Number of Common
      Shares Outstanding, Basic
         And Diluted                              31,475,264                        0
                                          ==================       ==================





*The statement of consolidated operations for the three months ended June 30, 2002 indicates no activity since the Ecoloclean, Inc. inception date was June 11, 2002. (Note 2)






      See Accompanying Notes to Condensed Consolidated Financial Statements

                          SAILTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                            Six Months Ended    Six Months Ended
                                             June 30, 2003       June 30, 2002*
                                            ----------------    ----------------



Revenues                                    $         64,440    $              0
                                            ================    ================

Operating Expenses:
      Cost of Sales                                   14,340                   0
      Operating Expenses                              52,725                   0
      Depreciation & Amortization                     16,980                   0
      Interest                                         7,814                   0
      Officer's Salary                                60,000                   0
      General and Administrative                     284,539                   0
                                            ----------------    ----------------
         Total Operating Expenses                    436,398                   0
                                            ----------------    ----------------
Net (Loss)                                  $       (371,958)   $              0
                                            ================    ================

Net (Loss) Per Common Share
      Basic and Diluted                     $          (0.01)   $           0.00
                                            ================    ================

Weighted Average Number of Common
      Shares Outstanding, Basic
         And Diluted                              30,783,560                   0
                                            ================    ================





*The statement of consolidated operations for the three months ended June 30, 2002 indicates no activity since the Ecoloclean, Inc. inception date was June 11, 2002. (Note 2)











      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                     Six Months Ended     Six Months Ended
                                                       June 30, 2003        June 30, 2002
                                                     ----------------     ----------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)                                       $       (371,958)    $              0
    Adjustments to Reconcile Net (Loss)
           to Net Cash Provided (Required) By
          Operating Activities:

    Depreciation and Amortization                              16,980                    0
    Issuance of Common Stock
            For Services Provided                              44,800                    0
    Officer's Salary                                           60,000                    0
            Changes in
            Accounts Receivable                                16,616                    0
            Prepaid Expenses                                   14,773                    0
            Deposits                                             (200)                   0
            Accounts Payable and Accrued Expenses              75,179                    0
            Customer Deposits                                 (65,000)                   0
            Current Maturities of Long-Term Debt              (27,847)                   0
                                                     ----------------     ----------------

Net Cash (Required)
   By Operating Activities                                   (236,657)                   0
                                                     ----------------     ----------------
Cash Flows  (Required)
   By Investing Activities:
      Acquisitions of Property, Plant & Equipment            (162,381)                   0
                                                     ----------------     ----------------

         Net Cash (Required)
            By Investing Activities                          (162,381)                   0
                                                     ----------------     ----------------















      See Accompanying Notes to Condensed Consolidated Financial Statements

                          SAILTECH INTERNATIONAL, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)


                                                  Six Months        Six Months
                                                     Ended            Ended
                                                 June 30, 2003    June 30, 2002*
                                                 -------------    -------------

Cash Flows Provided by Financing Activities
      Proceeds From Collection of
        Stockholder Subscriptions                $      10,000    $           0
      Proceeds From Issuance of Common Stock            25,000                0
      Proceeds of Loans From
         Related Parties                               364,400                0
                                                 -------------    -------------

Net Cash Provided by Financing Activities              399,400                0
                                                 -------------    -------------

Net Increase in Cash                                       362                0
Cash at Beginning of Period                                704                0
                                                 -------------    -------------
Cash at End of Period                            $       1,066    $           0
                                                 =============    =============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest                 $         463    $           0
                                                 =============    =============

      Cash Payments for Income Taxes             $           0    $           0
                                                 =============    =============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                       $      44,800    $           0
      Payment of Accounts Payable                       82,274                0
                                                 -------------    -------------
      Total Non-Cash Financing Activities        $     127,074    $           0
                                                 =============    =============




*The statement of consolidated cash flows for the six months ended June 30, 2003 indicates no activity since the Ecoloclean, Inc. inception date was June 11, 2002. (Note 2)


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

                          Sailtech International, Inc.
                             Pro-Forma Balance Sheet
                                 January 1, 2003

         Current Assets                                            $     44,147
         Property, Plant and Equipment, Net                             130,805
         Other Assets                                                    59,712
                                                                   ------------
                   Total Assets                                    $    234,664
                                                                   ============
         Current Liabilities                                       $    311,310
         Due to Related Parties                                         118,595
         Stockholders' (Deficit)                                       (195,241)
                                                                   -------------

         Total Liabilities and Stockholders' (Deficit)             $    234,664
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

         A summary of license costs amortized over a 5-year life are as follows:

                  License                                    $      27,993
                  Less:  Accumulated Amortization                    4,664
                                                             -------------
                                                             $      23,329
                                                             =============

NOTE 5 - CURRENT MATURITIES OF LONG-TERM DEBT
------   ------------------------------------

         The balance shown of $6,000 was due January 31, 2003 and bears interest at 9% per annum.

NOTE 6 - RELATED PARTY TRANSACTIONS
------   --------------------------

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

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         31.0 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
         31.1 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.
         32.0 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.
         32.1 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

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