Form 10QSB
period 2003-09-30
SAILTECH INTERNATIONAL INC
filed 2003-11-13
CIK 1161165

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ending September 30, 2003


          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from        to
                                                      -------   -------

                         Commission file number 0-33481


                          SAILTECH INTERNATIONAL, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                       65-1060612
-------------------------------            -------------------------------------
   (State of Incorporation)                  (IRS Employer Identification No.)



2242 S. Highway 83, Crystal City, TX                             78839
----------------------------------------                ------------------------
(Address of principal executive offices)                       (Zip Code)



Issuer's telephone number, (  830    )      374       -          9100
                           -----------  -------------   ------------------------


             1862 W. Bitters Rd., Bldg No. 1, San Antonio, TX 78248
             ------------------------------------------------------
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

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of September 30, 2003, the registrant had 32,475,664 shares of common stock, par value 0.001 outstanding.

         Transitional Small Business Disclosure Format
         (Check One)
         Yes     No
             ---   ---

                          PART I-FINANCIAL INFORMATION

                   Item 1. Financial Statements. (Unaudited)



                          SAILTECH INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         September 30, 2003 and December 31, 2002............................3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended September 30, 2003 and 2002................5

         Condensed Consolidated Statement of Operations
         For the Nine Months Ended September 30, 2003 and 2002.................6

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 2003 and 2002 ..............7-8

         Notes to Condensed Consolidated Financial Statements...............9-11

Item 2 - Management's Discussion and Analysis or Plan of Operation ...........12

PART II - Other Information

Item 1 - Legal Proceedings....................................................13

Item 2 - Changes in Securities and Use of Proceeds............................13

Item 3 - Defaults Upon Senior Securities......................................13

Item 4 - Submission of Matters to a Vote of Security Holdings.................13

Item 5 - Other Information....................................................13

Item 6 - Exhibits and Reports on Form 8K .....................................13

Signature.....................................................................14

                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                         September 30, 2003    December 31, 2002
                                         ------------------   ------------------
                                             (Unaudited)

Current Assets:
      Cash                               $            3,611   $              704
      Accounts Receivable                           115,101               28,670
      Prepaid Expenses                               24,968               14,773
                                         ------------------   ------------------
         Total Current Assets                       143,680               44,147
                                         ------------------   ------------------

Property Plant and Equipment, Net                   306,813              130,805
                                         ------------------   ------------------

Other Assets:
      Deposit                                           200                    0
      License, Net                                   21,928               26,127
      Intangible Asset                               33,585               33,585
                                         ------------------   ------------------
         Total Other Assets                          55,713               59,712
                                         ------------------   ------------------

         Total Assets                    $          506,206   $          234,664
                                         ==================   ==================



















      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------



                                                     September 30, 2003     December 31, 2002
                                                     ------------------    ------------------
                                                         (Unaudited)
Current Liabilities:
      Accounts Payable and
          Accrued Expenses                           $          407,152    $          212,463
      Customer Deposit                                                0                65,000
      Current Maturities of Long-Term Debt                            0                33,847
                                                     ------------------    ------------------
         Total Current Liabilities                              407,152               311,310

Due to Related Parties                                          624,001               118,595
                                                     ------------------    ------------------

         Total Liabilities                                    1,031,153               429,905
                                                     ------------------    ------------------

Commitments and Contingencies                                      --                    --

Stockholders' (Deficit):
      Preferred Stock, $0.01 par value
        1,000,000 shares authorized, none issued                   --                    --
      Common Stock, $.001 par value per share,
        50,000,000 shares authorized;
        30,092,035 shares issued and
        outstanding December 31, 2002
        32,475,664 shares issued and outstanding
        September 30, 2003                                       32,476                30,092

      Additional Paid-in Capital                                152,132              (103,558)
      Stock Subscriptions Receivable                                  0               (10,000)
      Accumulated (Deficit)                                    (709,555)             (111,775)
                                                     ------------------    ------------------

         Total Stockholders' (Deficit)                         (524,947)             (195,241)
                                                     ------------------    ------------------

         Total Liabilities and
              Stockholders' (Deficit)                $          506,206    $          234,664
                                                     ==================    ==================









      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Three Months Ended    Three Months Ended
                                                September 30, 2003    September 30, 2002
                                                ------------------    ------------------

Revenues:                                       $          102,698    $           32,710
                                                ------------------    ------------------


Operating Expenses:
   Cost of Sales                                            57,763                10,516
   Operating Expenses                                       34,133                     0
   Depreciation & Amortization                               9,456                   588
   Interest                                                  7,278                   296
   Officer's Salary                                         30,000                10,000
   General and Administrative                              189,890                31,196
                                                ------------------    ------------------
         Total Operating Expenses                          328,520                52,596
                                                ------------------    ------------------
Net (Loss)                                      $         (225,822)   $          (19,886)
                                                ==================    ==================

Net (Loss) Per Common Share
      Basic and Diluted                         $            (0.01)   $            (0.00)
                                                ==================    ==================

Weighted Average Number of Common
      Shares Outstanding, Basic
         And Diluted                                    31,975,664            10,092,035
                                                ==================    ==================















      See Accompanying Notes to Condensed Consolidated Financial Statements

                          SAILTECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                       Nine Months Ended     Nine Months Ended
                                       September 30, 2003    September 30, 2002
                                       ------------------    ------------------


Revenues                               $          167,138    $           32,710
                                       ------------------    ------------------


Operating Expenses:
      Cost of Sales                                72,103                10,516
      Operating Expenses                           86,858                     0
      Depreciation & Amortization                  26,436                   588
      Interest                                     15,092                   296
      Officer's Salary                             90,000                10,000
      General and Administrative                  474,429                31,196
                                       ------------------    ------------------
      Total Operating Expenses                    764,918                52,596
                                       ------------------    ------------------
Net (Loss)                             $         (597,780)   $          (19,886)
                                       ==================    ==================

Net (Loss) Per Common Share
      Basic and Diluted                $            (0.02)   $            (0.00)
                                       ==================    ==================

Weighted Average Number of Common
      Shares Outstanding, Basic
         And Diluted                           31,283,850            10,092,035
                                       ==================    ==================






















      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                    Nine Months Ended     Nine Months Ended
                                                    September 30, 2003    September 30, 2002
                                                    ------------------    ------------------
Cash Flows Provided (Required) By
  Operating Activities:
   Net (Loss)                                       $         (597,780)   $          (19,886)
   Adjustments to Reconcile Net (Loss)
      to Net Cash Provided (Required) By
      Operating Activities:
    Depreciation and Amortization                               26,436                   588
    Issuance of Common Stock
      For Services Provided                                    144,800                     0
    Officer's Salary                                            90,000                10,000
    Cash Effects of Changes, Net of Effects
      From Acquired Company:
      Accounts Receivable                                      (86,431)              (32,710)
      Prepaid Expenses                                         (10,195)                 (271)
      Deposits                                                    (200)                    0
      Accounts Payable and Accrued
        Expenses                                               186,963                30,085
      Customer Deposits                                        (65,000)                    0
     Current Maturities of Long-Term Debt                      (33,847)                    0
                                                    ------------------    ------------------
Net Cash (Required) By Operating Activities                   (345,254)              (12,194)
                                                    ------------------    ------------------

Cash Flows Provided (Required) By Investing Activities:
      Purchase of World Environmental
         Technologies, Inc. Net of Required Cash                     0                 1,389
      Acquisition of License                                         0               (25,000)
      Acquisitions of Property, Plant and
         Equipment Net of Effects From
          Acquired Company                                    (198,245)               (4,952)
                                                    ------------------    ------------------

Net Cash (Required) By Investing Activities                   (198,245)              (28,563)
                                                    ------------------    ------------------

Cash Flows Provided (Required) by
   Financing Activities:
      Proceeds From Collection of
        Stockholder Subscriptions                               10,000                     0
      Note Payable Paid by Stockholder                           6,000                     0
      Proceeds From Issuance of Common Stock                    25,000                30,000
      Repayment of Loan From Acquired Company                        0               (25,000)
      Proceed of Loans From Related Parties                    505,406                50,000
                                                    ------------------    ------------------
Net Cash Provided by Financing Activities                      546,406                55,000
                                                    ------------------    ------------------

Net Increase in Cash                                             2,907                14,243
Cash at Beginning of Period                                        704                     0
                                                    ------------------    ------------------
Cash at End of Period                               $            3,611    $           14,243
                                                    ==================    ==================


      See Accompanying Notes to Condensed Consolidated Financial Statements


                          SAILTECH INTERNATIONAL, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)



                                                         Nine Months           Nine Months
                                                            Ended                 Ended
                                                     September 30, 2003    September 30, 2002
                                                     ------------------    ------------------
Supplemental Disclosures of Cash
   Flow Information
          Cash Payments for Interest                 $              672    $                0
                                                     ==================    ==================

          Cash Payments for Income Taxes             $                0    $                0
                                                     ==================    ==================

Non-Cash Financing Activities:
   Issuance of Common Stock:
          Operating Activities                       $          144,800    $                0
          Payment of Accounts Payable                            82,274                     0
          Acquisition of World Environmental
            Technologies, Inc.                                        0                10,000
          Excess of Liabilities Over Assets
            Resulting From Acquisition of World
            Environmental Technologies, Inc.                          0                23,585
                                                     ------------------    ------------------

Total Non-Cash Financing Activities                  $          227,074    $           33,585
                                                     ==================    ==================



















      See Accompanying Notes to Condensed Consolidated Financial Statements

                          SAILTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2003 and 2002 have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2002 is derived from the registrant's Form 10-KSB for the year ended December 31, 2002. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2003. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                          SAILTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - ACQUISITION OF ECOLOCLEAN, INC.
------   -------------------------------

         On January 1, 2003, Sailtech International, Inc. approved the issuance of 20,000,000 restricted shares of common stock at a value of $20,000 to six individuals in exchange for 500,000 shares of common stock of Ecoloclean, Inc., a Texas corporation. This transaction is evidenced by a Business Combination Agreement dated January 1, 2003 and was recorded as a reverse acquisition. The 500,000 shares of Ecoloclean, Inc. constituted 100% of the total outstanding shares of Ecoloclean, Inc. The issuance of the 20,000,000 shares of the Company's common stock constituted 65.68% of the total outstanding shares of the company after the transaction was completed. After the foregoing transaction, there were 30,092,035 shares of the Company's common stock outstanding.

         Ecoloclean, Inc. is engaged in the business of treating contaminated water through a process known as "Electrocoagulation".

                          Sailtech International, Inc.
                             Pro-Forma Balance Sheet
                                 January 1, 2003

         Current Assets                                            $     44,147
         Property, Plant and Equipment, Net                             130,805
         Other Assets                                                    59,712
                                                                   ------------
                   Total Assets                                    $    234,664
                                                                   ============
         Current Liabilities                                       $    311,310
         Due to Related Parties                                         118,595
         Stockholders' (Deficit)                                       (195,241)
                                                                   ------------

         Total Liabilities and Stockholders' (Deficit)             $    234,664
                                                                   ============

NOTE 3 - LICENSE COSTS
------   --------------

         The Company acquired an industry exclusive, perpetual worldwide license to commercialize the inventions on patents and market, manufacture, sell, lease and, or utilize for processing electrocoagulation units for the treatment of effluent water. Royalties are $3,000 per unit manufactured and 2% of gross processing revenues.

         A summary of license costs amortized over a 5-year life are as follows:

                 License                                           $      27,993
                 Less:  Accumulated Amortization                           3,025
                                                                   -------------
                                                                   $      24,968
                                                                   =============

                          SAILTECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved a salary for services provided. At September 30, 2003 the cumulative amount of unpaid officer's salary was $130,000 and is included in accounts payable and accrued expenses.

         At September 30, 2003 cumulative  advances  bearing interest at 5% P.A.
         due to officers of the Company amounted to $624,001 plus $14,633 accrued interest. The advances are due January 10, 2005 with the right of prepayment.

NOTE 5 - OTHER

         On August 24, 2003, the Company approved the issuance of 1,000,000 restricted common shares to its attorney, Greg Wilson, Esq. for legal services valued at $100,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Overview and Plan of Operation

During the quarter ending September 30, 2003, the Company had operating revenues of $102,698, all of which were generated by our Louisiana subsidiary, World Environmental Technologies, Inc. The majority of the revenues, $97,828, were earned by utilizing our Electrcoagulation (EC) units to clean and treat drill water. The Company billed over $215,000 during the two-month period ending November 03, 2003, by providing services to a drilling contractor at a drilling-site located south of New Orleans, LA. We believe a savings of over $50,000 was achieved for the customer by providing it with the opportunity to reuse the drill water instead of incurring charges to haul the waste water to a disposal site. We anticipate moving the EC to another similar job in the near future.

We are currently bidding on other jobs for our EC units and expect positive replies to several jobs under consideration. Information concerning the efficiencies and savings of employing our EC units is now being circulated by word of mouth among various oil industry operations.

As stated previously, we have made application to the Louisiana Department of Environmental Quality (LDEQ) for our own discharge permit. We believe that our application will be approved and the permit will be issued during November 2003. We understand that when issued this will be a State wide discharge permit which will allow us to discharge any water processed by our EC units into any State or Federal water within the State of Louisiana as long as the discharged water is no longer contaminated.

We have been informed by the Texas A&M Agriculture Extension Office that they are now receiving funding of a Federal Grant request for which they are awaiting. Once they receive the necessary EPA and Texas Department of Environmental Quality approval documents, we expect their authorization allowing us to proceed processing Dairy Farm waste water for the purpose of removing a large portion of the phosphates and nitrates normally found in therein. They expect to provide such authorization before December 1, 2003.

We are at various stages of business development regarding inquiries to provide our EC units to clean contaminated water at a Texas refinery and a midwestern water district.

In addition, we are receiving requests for information from localities outside of the United States. In order to be able to respond to these offshore inquiries, we have ordered a "table top" EC test unit for use in testing water samples at remote locations. The unit can be shipped by plane and moved by a small truck or in the back of some automobiles. Initially, we expect to ship the unit to Nigeria and or Pakistan for testing of drinking water. The processing results are similar to those achieved by our full size EC units. We believe that this step is the first stage of opening a worldwide market potential.

In anticipation of obtaining additional business for our EC units, we are completing the construction of our fourth EC unit at this time.

We are also investigating the feasibility of forming a new subsidiary for the purpose of providing solids control services to the oil and gas drilling industry. We could then offer a complete package of water treatment and solids control (drilling mud and drill cuttings) to well drilling contractors. This "complete package" program could substantially increase our revenue potential.

                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

                     Recent Sales of Unregistered Securities
                     ---------------------------------------

         During the third quarter of 2003 the Company offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On August 24, 2003, we authorized the issuance of 1,000,000 common shares to the Wilson law firm for legal services. The transaction was valued at $100,000.

         We believe the shares issued above were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

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

         31.0 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

         31.1 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.

         32.0 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

         32.1 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

         (b) Reports on Form 8-K. During the third quarter, we filed one report on Form 8-K/A on September 25, 2003 disclosing information under Item 5, Other Changes and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2003

SAILTECH INTERNATIONAL, INC.


 /s/ Royis Ward
--------------------------
By: Royis Ward
Title: President

 /s/ Michael Ward
--------------------------
By: Michael Ward
Title: Secretary/Treasurer