Form 10KSB
period 2003-12-31
ECOLOCLEAN INDUSTRIES INC
filed 2004-04-01
CIK 1161165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003
                        Commission File Number 000-33481


                           ECOLOCLEAN INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


            Nevada                                                65-1060612
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)


                   2242 South Hwy #83, Crystal City, TX 78839
                     (Address of principal executive office)

                                 (830) 374-9100
                           (Issuer's Telephone Number)

        Securities Registered Pursuant of Section 12(b) of the Act: None

           Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $329,845 for the year ended December 31, 2003.

This report contains a total of 35 pages. The Exhibit Index appears on page 18.

As of December 31, 2003, there were 32,500,664 shares of the issuer's common stock outstanding. The aggregate market value of the 16,500,664 shares of the issuer's voting stock held by non-affiliates was $20,625,830 based on the low bid price on that date as reported by the NASD OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2003, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                            Ecoloclean Industries, Inc.
                                   FORM 10-KSB
                                December 31, 2003

                                                                            Page
                                                                            ----
PART I.......................................................................  3

ITEM 1.  Business............................................................  3
ITEM 2.  Properties..........................................................  9
ITEM 3.  Legal Proceedings...................................................  9
ITEM 4.  Submission of Matters to vote of Security Holders...................  9

PART II...................................................................... 10

ITEM 5.  Market for Common Equity and Related Stockholder Matters............ 10
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 11
ITEM 7.  Financial Statements................................................ 12
ITEM 8.  Changes In and Disagreements With Accounting and
         Financial Disclosure................................................ 12
ITEM 8A. Controls and Procedures............................................. 12


PART III..................................................................... 12

ITEM 9.   Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........ 13
ITEM 10.  Executive Compensation............................................. 14
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management..... 15
ITEM 12.  Certain Relationships and Related Transactions..................... 15
ITEM 13.  Exhibits and Reports on Form 8-K................................... 16
ITEM 14.  Principal Accountant Fees and Services............................. 16
SIGNATURES................................................................... 17
EXHIBIT INDEX................................................................ 18

                                     PART I

ITEM 1.  Business.

(a)      Overview

Ecoloclean Industries, Inc. formerly known as SailTech International, Inc. (the "Company") was incorporated on September 16, 1998 under the laws of the State of Nevada as Argonaut Resources Ltd. On December 15, 2000, the Company changed its name to Sailtech International Inc. to reflect its business objectives of becoming an aluminum yacht manufacturer. Sailtech was a development stage enterprise which had just initiated operations as a manufacturer of a line of aluminum yachts and work vessels using a proprietary software technology which aided in the design and construction of aluminum boats. We had four yacht manufacturing contracts, none of which were completed. We conducted our business through two wholly owned subsidiary corporations, organized in Florida and British Columbia, Canada.

On  December  31,  2002,   Sailtech  ceased  operations  of  its  limited  yacht
manufacturing business. We disposed of our subsidiary companies in British Columbia, Canada and Florida.

On January 10, 2003, we acquired all of the issued and outstanding capital stock of Ecoloclean, Inc., a Texas corporation. Ecoloclean's principal business operations are conducted through its subsidiaries, World Environmental Technologies, Inc., and Reliant Drilling Systems, Inc., both Louisiana corporations. Ecoloclean and WET, are engaged the business of cleaning oil industry waste water and run-off water from drilling sites in Louisiana utilizing Electrocoagulation Units (EC).

On December 15, 2003, we filed a certificate of amendment to our articles of incorporation changing our corporate name to Ecoloclean Industries, Inc. We also
(1) increased our authorized common stock capital from 50,000,000 shares, par value, $0.001 per share to 100,000,000 shares, par value $0.0001 per share and
(2) increased our authorized preferred shares from 1,000,000 shares, par value $0.01 per share to 10,000,000, par value $0.001 per share.

On December 4, 2003, we obtained a State Wide Water Discharge Permit from the Louisiana Department of Environmental Quality (LDEQ). This is only one of three Water Discharge Permits that has been issued by the LDEQ. This permit allows our company to treat and discharge water processed by our EC units into any State and/or Federal water within the state of Louisiana as long as the discharges water is no longer contaminated and meets with the criteria of the State and/or Federal discharge laws.

(b)      Historical Background of Waste Water

The United States faces growing need for quality water supplies. Population and industrial growth demands clean water.

Until recent times, the water supply was considered to be limitless. Major water users withdrew their water from natural sources such as wells, aquifers, rivers and lakes. Public utilities and municipal waste water (sewer) authorities treated their used water and discharged it into rivers and lakes. Mines, paper mills, refineries, and chemical plants also discharged their waste water, in many cases, directly into the same rivers and lakes from which water would be drawn for human use.

Soon after World War II, the effect of this unregulated discharge and limited treatment of waste water on land and water sources was recognized as unacceptable by public interest groups and governmental authorities. Efforts were begun to remediate polluted sites. Laws were enacted to prevent unregulated discharge of waste waters into the environment. These remediation and prevention efforts have improved water quality throughout the United States.

We believe that water quality standards will become stricter. Large water users, at great expense, have installed elaborate treatment systems in order to comply with governmental water quality laws. However, even after the implementation of water treatment laws, many treated waters are still being discharged without meeting all of the governmental standards. In many states, water users who discharge waters that do not comply with minimum discharge standards are being assessed large monetary surcharges. Small users, having to pay high monthly surcharges without the capital or room to install or upgrade existing water treatment systems, are faced with the possibility of closing operations facilities.

Processes for treating waste water are extensive. The chemistry and engineering for treating wastewater is well developed. Many different procedures and processes are in use for treating different types of contamination and pollution. Equipment is manufactured by numerous companies to process waste water streams from as little as a few gallons a day to millions of gallons an hour. There are technologies and equipment designed to remove impurities and contaminates ranging form ordinary ground water bacteria and particles to heavy metal ions.

THE ELECTROCOAGULATION SYSTEM

Most waste water contaminants are held in solution by electrical charges. Bacteria, algae, oils, clays, carbon black, silica, phosphate, nickle, lead, chromates and other ions are examples charged particle contaminants. Waste water contaminants must be removed from the water. The neutralization of the electrical charges and subsequent precipitation of these contaminants can be achieved by chemical or electrochemical alteration. Most commercial water treatment systems use chemical additives. Our electrocoagulation process is a non-chemical additive electrochemical system.

In today's environment, adding chemicals to contaminated waste water is becoming less acceptable due to increasingly stringent regulations. Solid residues (sludges) are being classified as hazardous materials and the required treatment levels are more difficult and expensive to achieve. In the future, we believe that there will be a significant increase in the use of nonchemical dependent systems such as the EC System. Different chemicals are required for various contaminants. Contaminant concentrations are critical and must be constantly monitored and balanced. These additives do not remain with the purified water (exception: chlorine) but combine with and must be disposed of with the "sludge" that is removed from the waste water stream. Under current regulations many of these sludge's are considered hazardous and must be handled accordingly. For every pound of chemical additive an additional pound of sludge must be disposed of. This cost of disposal must be added to the cost of purchase of chemical used.

Electrochemical water treatment methods have been used for many years. Varying and or controlled voltages are used to produce an electromagnetic field which disrupts the electrochemical properties of the charged contaminant particles. This allows the contaminants to precipitate or fall out of the waste water. Until recent times, these electrochemical water treatment systems showed good contaminate removal compared with the chemical additive precipitation methods, however, high capital and operational costs coupled with lower flow rates have restricted widespread commercial use.

The electrocoagulation "EC" process does not use chemical additives. We believe that our EC process, with lower operating costs, higher flow rates and a reduction of sludge disposal costs will move our EC process to the forefront of water treatment technologies.

The electrocoagulation system uses equipment and methods that result from revisions of old technologies and principles of electrochemistry and physics made possible by our computerized microprocessor control panel. The "EC" unit is capable of treating liquid solutions containing a wide variety of contaminants, including heavy metals, oil and grease, suspended and dissolved solids, most salts as well as bacteria and algae, without the use of chemicals. The "EC" unit places an electrical charge in the waste fluid which destabilizes suspended material electrochemically and causes the coagulation of the dissolved and suspended contaminants. This coagulation or flocculation is similar to the precipitation stimulated by chemical additives, but the altered contaminant particles tend to be larger (100 microns vs. 25 to 50 microns) and more stable. This flocculated contaminants are removed from the waste Stream by conventional equipment.

OVERVIEW OF WATER TREATMENT USING ELECTROCOAGULATION

When the term "we" is used, it means Ecoloclean Industries, Inc. by and through its subsidiaries, Ecoloclean, Inc. and World Environmental Technologies, Inc.

We have designed and manufactured three portable EC Units which are mounted within or on enclosed trailers. The waste water is pumped into the EC unit, electrochemically processed and discharged on-site.

The water flows through a series of engineered electrodes within a cell while a controlled electric current is applied to the waste water. The electrical current energizes the solution creating a magnetic field within the cell. Our system is designed to optimize over twenty variables in order to effectively transfer electrical energy to the continuously flowing contaminated waste water. Water contaminated mixtures created by the electrocoagulation process, separate into an organic molecule floating layer known as flocculent, a mineral sediment and clean water. This separation occurs within minutes of treatment and conventional equipment may be used to extract the clean water. The Electrocoagulation process has successfully treated animal and human waste water removing chemical and biological contaminants. Tests confirm the destruction of coliform bacteria, flagellates, helminthes, eggs, infective parasite larvae and enteric viruses.

Our  EC  process  utilizes  proprietary  and  patented   technologies   applying
electrochemical energies to the waste water stream. Contaminant laden water moves through an electric field where the treatment is accomplished by:

o        Ionization
o        Electrolysis
o        Free radical formation
o        Electromagnetic fields

System Capabilities:

o Removes heavy metals as oxides which will pass Toxicity Characteristics Leaching Procedures (TCLP)
o        Removes suspended and colloidal solids
o        Breaks oil emulsions in water
o        Removes fats, oils and grease in water
o        Removes complex organic materials
o        Destroys and removes bacteria, viruses and cysts
o        Processes multiple contaminants

Key Applications:

o        Ground water cleanup
o        Process rinse and wash water
o        Potable water
o        Sewage treatment
o        Cooling towers
o        Radioactive isotope removal
o Pretreatment for reverse osmosis, ultra-filtration, nano-filtration, and photocatlytics
o        Water reuse resulting in zero discharge
o        Metal recovery
o        Influent quality water control
o        Industrial waste water

Benefits:

o        Capital cost significantly less than alternative technologies
o        Operating cost significantly less than alternative technologies
o        Low power requirements
o        Generally no chemical additions
o        Metal oxide formation passing TCLP
o        Low maintenance
o        Minimal operator attention
o        Handles a wide variation in the waste stream contaminants
o        Consistent and reliable results
o        Sludge minimization
o        Treats multiple contaminants

Proposed Operations and Services

Industrial and commercial businesses produce various types of wastewater (including hydrocarbon contaminated water from oil field operations, that must be disposed of as required by federal, state and local regulations. Similarly, oil and gas exploration and production companies produce liquid waste from drilling and other operations that must be disposed of complying with federal and state regulations. We process the liquid waste, remove contaminants and dispose of the treated liquid waste as required by applicable regulations.

Oilfield Waste

Oilfield waste consists primarily of petroleum-based and water-based drilling fluids (which contain oil, grease, chlorides and heavy metals), as well as cuttings, saltwater, work over and completion fluids, production pit sludges and soil containing these materials. Under Louisiana and Texas state regulations, if oilfield waste cannot be processed for discharge or disposed of at the well where it is generated, it must be transported to a licensed oilfield waste processing or disposal facility.

Competitive Conditions

Competition is intense within oilfield waste water processing industry. Competition will be based primarily on proximity to collection operations, collection and processing fees charged and quality of service. With respect to certain waste streams, such as oilfield waste, we will compete with the generators of these waste streams, who continually evaluate the decision whether to use internal disposal methods or to utilize a liquid waste management company such as us. We will compete with numerous companies, both large and small, which are able to provide one or more of the environmental services offered by us. Many of these companies will have greater financial, human and other resources. However, we believe that the type of waste management, treatment, processing and remediation services which we are providing will give us a competitive advantage with respect to certain of our more specialized competitors. We believe that our treatment processes will offer cost saving alternatives to the more traditional remediation and disposal methods offered by our competitors.

We believe that there are certain barriers to entry in the liquid waste industry. These barriers include the need for specialty machinery and facilities; licenses, permits and trained personnel necessary to operate these facilities.

Our Specialized Equipment

We have manufactured three portable EC Units. These are portable units which are constructed in 28-foot enclosed trailers.

Employees

As of December 31, 2003, Ecoloclean Industries, Inc. employeed Royis Ward as President and a part-time controller while our wholly owned subsidiaries employed a total of twelve full-time and three part-time personnel. No employee is subject to a collective bargaining agreement.


General License Agreement

Ecoloclean, Inc. acquired a General License Agreement by assignment from World Environmental Technologies, Inc. on September 12, 2002. The license grants an industry exclusive perpetual worldwide right and license under a U.S. patent to manufacture, use, market, sell, lease or otherwise dispose of product units based on, or relating to the invention contained in U.S. Patent No. 6,238,546, issued to Louis A. Kneiper, Gary A. Tipton and Daniel G. Noyes on May 29, 2001. The product units are the Electrocoagulation units. The license is industry specific and applies only to the petroleum exploration, petroleum chemical, transportation and refining industries. Ecoloclean, the licensee, is excluded from marketing, selling, leasing or otherwise disposing of product units to the paper industry, paint pigment industry and to all industries in Mexico and the

Orient. Ecoloclean is obligated to pay royalties to the patent owner on an event basis. For product units of 100 gallons-per-minute (gpm), or less which are manufactured by the licensee, Ecoloclean is obligated to pay $3,000 each. For product units of capacities exceeding 100 gpm, Ecoloclean must pay $30 multiplied by the gpm design capacity. Additionally, for the use of the technology, Ecoloclean must pay a monthly royalty of 2% of gross income generated by product units.

Insurance

We believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than, the coverage maintained by other companies of our size in the industry. There can be no assurances, however, that liabilities which may be incurred by us will be covered by our insurance or that the dollar amount of such liabilities which are covered will not exceed our policy limits. We are required by EPA regulations to carry environmental impairment liability insurance providing coverage for damages on a claims-made basis in amounts of at least $1 million per occurrence and $2 million per year in the aggregate.

Regulation
General
Our proposed business operations will be affected both directly and indirectly by governmental regulations, including various federal, state and local pollution control and health and safety programs that are administered and enforced by regulatory agencies. These programs are applicable or potentially applicable to one or more of our existing operations.

Federal Regulation
The primary U.S. federal statutes  affecting our business are summarized  below:
The Clean Water Act. Our proposed activities will be subject to the requirements of the Clean Water Act and comparable state statutes and federal and state enforcement of these regulations. The Clean Water Act regulates the discharge of pollutants into waters of the United States. The Clean Water Act establishes a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law sets treatment standards for industries and wastewater treatment plants and provides federal grants to assist municipalities in complying with the new standards. In addition to requiring permits for industrial and municipal discharges directly into the waters of the United States, the Clean Water Act also requires pretreatment of industrial wastewater before discharge into municipal systems.

The Clean Water Act gives the Environmental Protection Agency (EPA) the authority to set pretreatment limits for direct and indirect industrial discharges. In 2001, the EPA adopted new technology-based effluent limitations guidelines for waste treatment facilities that treat or recover hazardous or nonhazardous industrial waste or wastewater received from off-site and then discharge pollutants into U.S. waters or publicly operated treatment works. Although the guidelines are based on particular technologies, the new guidelines do not require a facility to use these technologies. Individual facilities may meet the requirements using whatever types of technologies and process changes they choose.

The Clean Water Act also prohibits certain discharges of oil or hazardous substances and authorizes the federal government to remove or arrange for removal of such oil or hazardous substances. In addition, the Clean Water Act requires the adoption of the National Contingency Plan to cover removal of such materials. Under the Clean Water Act, the owner or operator of a vessel or facility may be liable for penalties and costs incurred by the federal government in responding to a discharge of oil or hazardous substances.

The Clean Water Act also has a significant impact on the operations of the oilfield waste customers. EPA Region 6, which includes our proposed treatment market, continues to issue new and amended National Pollution Discharge Elimination System general permits further limiting or restricting substantially all discharges of produced water from the Oil and Gas Extraction Point Source Category into waters of the United States. The combined effect of all of these permits closely approaches a "zero discharge" standard affecting all waters except those of the Outer Continental Shelf.

Resource Conservation Recovery Act (RCRA). RCRA is the principal federal statute governing hazardous and solid waste generation, treatment, storage and disposal. RCRA and state hazardous waste management programs govern the handling and disposal of hazardous waste. The EPA has issued regulations pursuant to RCRA, and states have promulgated regulations under comparable state statutes, that govern hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities. These regulations impose detailed operating, inspection, training and emergency preparedness and response standards and requirements for closure, financial responsibility, manifesting of wastes, record-keeping and reporting, as well as treatment standards for any hazardous wastes intended for land disposal. Facilities which treat and dispose of oilfield waste are exempt from classification as a RCRA-regulated waste. At various times in the past, proposals have been made to rescind the exemption that excludes oilfield waste from regulation under RCRA. The repeal or modification of this exemption by administrative, legislative or judicial process would require us to change our method of doing business and could have a material adverse effect on our business, results of operations and financial condition. There is no assurance that we would be able to adapt our operations or that we would have the capital resources available to do so. RCRA may indirectly affect our proposed operations by restricting the disposal of certain liquid wastes and sludges in landfills. This restriction may increase demand for waste treatment services.

CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act, as amended in 1986 ("CERCLA"), provides for immediate response and removal actions coordinated by the EPA for releases of hazardous substances into the environment and authorizes the government, or private parties, to respond to the release or threatened release of hazardous substances. The government may also order persons responsible for the release to perform any necessary cleanup.
Liability extends to the present owners and operators of waste disposal facilities from which a release occurs, persons who owned or operated such facilities at the time the hazardous substances were released, persons who arranged for disposal or treatment of hazardous substances and waste transporters who selected such facilities for treatment or disposal of hazardous substances. CERCLA has been interpreted to create strict, joint and several liability for the cost of removal and remediation, other necessary response costs and damages for injury to natural resources. If our operations or facilities become responsible for the release or improper disposal of hazardous substances, we could incur CERCLA liability. Presently, we have no intention to treat hazardous wastes.

The Clean Air Act. The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. Any modification or construction of a facility with regulated air emissions must be a permitted or authorized activity. The Clean Air Act provides for administrative and judicial enforcement against owners and operators of regulated facilities, including substantial penalties. In 1990, the Clean Air Act was reauthorized and amended, substantially increasing the scope and stringency of the Clean Air Act's regulations. Compliance with the Clean Air Act is not expected to have a material adverse effect on our proposed business operations.

State and Local Regulations

Our proposed waste water processing operations will be subject to direct regulation by a variety of state and local authorities. We will be required to obtain processing, wastewater discharge and air quality permits from state and local authorities to operate facilities and to comply with applicable regulations concerning, among other things, the generation and discharge of odors and wastewater. Order 29-B of the Louisiana Department of Natural
Resources contains extensive rules regarding the generation, processing, storage, transportation and disposal of oilfield waste. Under Order 29-B, on-site disposal of oilfield waste is limited and subject to stringent guidelines. If these guidelines cannot be met, oilfield waste must be transported and disposed of off-site in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits (a typical on-site disposal method used by inland generators of oilfield waste) must be closed or modified to meet regulatory standards; however, full enforcement of this portion of Order 29-B has been deferred. A number of amendments to Order 29-B were adopted effective as of November 20, 2001. Compliance with these amendments is not expected to have a material adverse effect on our proposed business operations. The Texas Railroad Commission has also adopted detailed requirements for the management and disposal of oilfield waste. Permits issued by state regulatory agencies are required for each oilfield waste treatment facility operating within Louisiana and Texas. We will have to perform tests before acceptance of any oilfield waste, as well as during and after treatment to ensure compliance with all regulatory requirements.

In the future, other states in which we may operate, have their own laws and regulations that may be more strict than comparable federal laws and regulations governing hazardous and nonhazardous waste disposal, water and air pollution, releases and cleanup of hazardous substances and liabilities for such matters. Our future proposed operations are likely to be subject to many, if not all, of these laws and regulations. In addition, states and localities into which we may expand, by acquisition or otherwise, may now or in the future have regulations with positive or negative effects on us.

Factors Influencing Future Results and Accuracy of Forward-Looking Statements In the normal course of our business, in an effort to help keep our stockholders and the public informed about our operations, we may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings or other aspects of operating results. The words "may," "will," "expect," "anticipate," "believe," "estimate," "continue", "plan" and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this report, all phases of our proposed operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control, and any one of which, or a combination of which, could materially affect the results of our operations and whether forward-looking statements made by us ultimately prove to be accurate.


ITEM 2.  Properties

Royis Ward, President of Ecoloclean Industries, Inc., is providing executive office space located at Crystal City, Texas to the Company on a rent-free basis.


ITEM 3.  Legal Proceedings

None.


ITEM 4.  Submission of Matters to vote of Security Holders

         During the fourth quarter of 2003, our majority shareholders acting by written consent, in lieu of a special shareholder meeting, approved an amendment to our Articles of Incorporation changing our Company name from Sailtech International, Inc. to Ecoloclean Industries, Inc. Additionally the shareholders approved an increase in our authorized common stock capital from 50,000,000 common shares, par value $0.001 to 100,000,000 common shares, par value $0.0001 and an increase in our preferred capital stock from 1,000,000 shares, par value $0.01 to 10,000,000 shares, par value $0.001. The shareholders holding shares representing 54.2% of the votes entitled to be cast at a meeting of the Company's shareholders, consented in writing to the proposed actions.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

Common Stock:

         Our common stock trades Over-the-Counter (OTC) on the OTC Bulletin Board under the symbol ECCI. Table 1. sets forth the high and low bid information for the past two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by Pink Sheets, LLC and other public sources.

Table 1.

Bid Information

Fiscal Quarter Ended                High             Low


December 31, 2003                   1.40              .40
September 30, 2003                   .50              .20
June 30, 2003                        .32              .20
March 31, 2003                       .25              .20

December 31, 2002                   0.25             0.07
September 30, 2002                  0.30             0.125
June 30, 2002                       0.72             0.28
March 31, 2002                      0.80             0.60


         According to our records, the Company had approximately 50 record shareholders of our common stock as of December 31, 2003 holding 32,500,664 common shares. This number of shareholders does not include individual beneficial shareholders whose shares may be held in their brokers' street name.

Dividends and Dividend Policy

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law. During the year ended December 31, 2003, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

         During the period October 1 through December 31, 2003, we sold the following shares:

         On December 27, 2003, we approved the issuance of 25,000 common shares to John Cale for consulting services valued at $9,200.

         We believe the above described common stock was issued in an exempt private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, and are deemed restricted securities and may not be publicly resold absent registration with the Securities and Exchange Commission or exemption from the registration requirements of the Securities Act of 1933, as amended.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW AND PLAN OF OPERATION

During year ending December 31, 2003, the Company had gross operating revenues of $329,845, all of which were generated by our Louisiana subsidiary, World Environmental Technologies, Inc. The majority of the revenues, $238,809, were earned by utilizing our Electro coagulation (EC) units to clean and treat drill water.

The Company invoiced over $268,846 during the period ending 12/31/03, by providing services to drilling contractors on drilling sites in Louisiana.

The Company is fast becoming a leader in the field of industrial liquid & solids waste remediation business. Through its two wholly owned subsidiary World Environmental Technologies, Inc. (WET) and Reliant Drilling Systems, Inc., the company is able to use its patented Electro Coagulation (EC) treatment systems and support technologies to deal with a wide varied of liquid waste streams.

As previously reported, the Company did obtain that State Wide Water Discharge Permit on December 04, 2003 from the Louisiana Department of Environmental Quality (LDEQ). This is only one of three Water Discharge Permits that has been issued by the LDEQ. This permit allows that Company to treat and discharge water processed by our EC units into any State and/or Federal water within the state of Louisiana as long as the discharges water is no longer contaminated and meets with the criteria of the State and/or Federal discharge laws. The benefit to the customer with the use of our EC units is that he doesn't have to endure the hassle or the considerable expense of having an endless line of vacuum trucks arriving and departing carrying the waste stream away to be processed or disposed of elsewhere. They also save by not having to pay disposal charges that can be excessive and if desired the treated water can be turned back to them for reuse.

With receipt of this State Wide Water Discharge Permit, we proceeded to form another subsidiary Reliant Drilling Systems, Inc. (RDS) a Louisiana corporation based in Baton Rogue, Louisiana to offer a full suite of services to assist operators in the oil & gas drilling field.

We have been informed recently by Texas A&M Agriculture Extension Office that we will be asked to move our EC unit and associated equipment back on the dairy farm in Comanche County, Texas on, or about April 15th, 2004. The purpose of this is for us to again demonstrate to the various State and Federal Agencies the benefits of our system in of successfully removing phosphates and nitrates from dairy farm waste.

The Company continues to explore new ways to be of service to our customers. With our State Wide Water Discharge Permit, the formation of RDS, the employment of Mr. Cale with his reputation in the industry we are continuing our mission to becoming a definitive leader in industrial waste remediation.

In the ensuing 12 months we anticipate that all of our existing 3 EC units and the solids control equipment owned by RDS will be in operation on various oil and gas companies continually as our reputation has spread thoughout the industry and we now are receiving calls from companies desiring our services.

If we obtain some of the work that we have bid, we will need to purchase two additional mud centrifuges at a cost of approximately $120,000 and a mud cleaning unit at a cost of approximately $40,000. This can equipment may be purchased outright on put on a long term lease based upon the Company's forecasted revenue. With the acquisition of this additional equipment our solids control division (RDS) can be assured of meeting the demand for their services. The company recently has employed two additional employees, consisting of a well known sales representatives and knowledgeable, well respected though the oil and gas industry.

Currently, we are not generating sufficient revenue to meet our annual operating overhead which is estimated at approximately $500,000. We will need additional money to fund our future operations. We may seek additional capital from private placements of equity and debt. In the event that we are unable to obtain funds from outside sources, Mr. Royis Ward may personally advance money to the company.

Forward Looking Statements

Under Rule 175, we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf.

ITEM 7.       Financial Statements

                          Index to Financial Statements


Independent Accountant's Report.......................................   F-3
Financial Statements
       Balance Sheets.................................................   F-4
       Statements of Consolidated Stockholders' (Defecit).............   F-5
       Statements of Consolidated Operations..........................   F-6
       Statements of Consolidated Cash Flows..........................F-7 - F-8
       Notes to Financial Statements..................................F-9 - F-16



ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

ITEM 8A.    Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2003, we believe that the former management carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

PART III

ITEM 9.  Directors, Executive Officers, Promoters, and Control Persons:

              Compliance With Section 16(a) of the Exchange Act

         The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending December 31, 2003. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

The officers and directors of the Company are as follows:

 Name                          Age      Position

Royis Ward                     70       President, CEO, Director

Michael Ward                   48       Secretary/Treasurer, Director

         Royis Ward has been the President and Director of Sailtech since January 2003. During 2003 until his resignation on October 1, 2003, he served as Secretary/Treasurer and a Director of Tidelands Oil & Gas Corporation, a publicly held company. Mr. Ward had served in the Tideland's offices since October 21, 1998. He has been engaged in the oil and gas industry since graduation from Tyler Junior College, Tyler, Texas in 1952. Initially, he was employed as a production superintendent and landman for Coffield & Guthrie, Inc., a large independent oil and gas operator and thereafter placed in charge of pipeline and drilling operations from 1952-1955. In 1955, he began to develop oil and gas properties for his own account as an independent oil and gas operator throughout the southwest until 1962. At that time, he became President of Omega Petroleum Corporation, Shreveport, Louisiana. Thereafter, he continued as an independent oil and gas operator drilling individual in excess of 50 wells in the South Texas Area. In 1968, he became the President and CEO of Omega Minerals, Inc. and was instrumental in acquiring vast oil and gas properties by drilling, development, and re-acquisitions. In 1985, Tidelands Oil Corporation, a Texas Corporation, was formed for the purpose of drilling and developing oil and gas properties in South Texas.

         Michael Ward has bee the Secretary/Treasurer and a Director of Ecoloclean since January 2003. He is also the President, Chief Executive Officer and Director of the Tidelands Oil & Gas Corporation. Michael Ward has served in the Tideland's offices since October 21, 1998. Mr. Ward has more than 25 years of diversified experience as an oil and gas professional. He was educated in business management and administration at Southwest Texas State University and the University of Texas. He has wide experience in the capacity in which he successfully served in operating oil and gas companies in the United States. During the past 20 years, he has been associated with Century Energy Corporation where his duties and responsibilities were production and drilling superintendent and supervised 300 re-completions and new drills in Duval County, Texas. In association with Omega Minerals, Inc., where he was vice president and part owner, he operated 65 wells in 23 counties in South and West Texas: 17 wells in Seminole and Osage Counties, Oklahoma, 44 wells in Neosho and Wilson Counties, Kansas and 125 wells in Brown, Pike, Schuyler and Scott Counties. Illinois. He was president and owner of Major Petroleum Company. He drilled, completed and produced 42 wells in South and West Texas counties. The company was sold. With Tidelands Oil Corporation, his duties included supervising and performing remedial well work, work-overs and economic evaluation of the corporate properties. The primary area of interest was in Maverick County, Texas. He has performed project financing analysis and consulting of refinery acquisitions for the Yemen government. Currently, he is negotiating new gas purchase and sale contracts, supervising and administering the sale of gas line connections and hookups.

Compliance with Section 16(a) of the Securities Exchange Act of 1934Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10%of its Common Stock were complied with, except as follows:

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

ITEM 10. Executive Compensation


The following sets forth the compensation of the officers of the Company in the year ended December 31, 2003.

Summary Compensation.

The following table sets forth the compensation paid by the Company during fiscal year 2003 to its officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Table 1.
                                                                    Securities
                                                                    Underlying
Name and Position          Year        Salary        Bonus          Options/SARs

Royis Ward                 2003       $120,000        -0-               -0-
Director,President

Michael Ward               2003         -0-           -0-               -0-
Sec/Treas., Director

Notes:
(1)

Compensation of Directors.
--------------------------
The members of the Board of Directors are not compensated by the Company for acting as such.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the Common Stock ownership information as of December 31, 2003, with respect to(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned. The percentages are based on 32,500,664 shares issued and outstanding as of December 31, 2003.

(a)      Beneficial Ownership of more than 5% based on 32,500,664 common shares.

         (1)                (2)                    (3)                 (4)
Title of Class         Name and Address     Amount and Nature   Percent of Class
Common Stock


Michael Ward(1)(2)     1862 Bitters Rd.        6,000,000              18.47%
                       San Antonio, TX

Royis Ward(1)(2)       5902 Fenway St.         6,000,000              18.47%
                       Corpus Christi, TX

Michael Richardson(2)  950 Birdsong St.        4,000,000              12.31%
                       Lafayette, LA


Total                                         16,000,000              49.25%


(b)Security Ownership of Management. Based on 32,500,664 shares as of December 31, 2003.

Table 2.

Title of Class         Name and Address     Amount and Nature   Percent of Class

Michael Ward(1)        1862 W. Bitters Rd.     6,000,000              18.47%
                       San Antonio, TX

Royis Ward(1)          5902 Fenway St.         6,000,000              18.47%
                       Corpus Christi, TX

Total                                         12,000,000               36.94%

Directors as a group owned 36.94% of the Company's issued and outstanding stock.

Notes:
------
(1) Directors and Officers


ITEM 12.  Certain Relationships and Related Transactions

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

ITEM 13.      Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K.

         1. On December 18, 2003, we filed a Current Report on Form 8-K disclosing an amendment to our Articles of Incorporation under Item 5, Other Events and Regulation FD Disclosure.

(b)      Exhibits

         *3.1     Articles of Incorporation of Sailtech International,  Inc.., a
                  Nevada corporation, formerly Argonaut Resources, Ltd.
         *3.2     Articles of Amendment Sailtech  International,  Inc., formerly
                  Argonaut Resources, Ltd.
         *3.3     Articles of Amendment of Sailtech International, Inc. changing
                  name  to  Ecoloclean  Industries,   Inc.  filed  Form  8-K  on
                  12-18-03.
         *3.4     Bylaws of Sailtech International, Inc.
         *3.5     General License Agreement and Assignment.
         *20.1    Code of Ethical Conduct
         21       List of Subsidiaries
         23       Consent of Independent Certifying Accountant
         31.1     Chief Executive  Officer-Section 302 Certification pursuant to
                  Sarbane-Oxley Act.
         31.2     Chief Financial Officer- Section 302 Certification pursuant to
                  Sarbane-Oxley Act.
         32.1     Chief Executive  Officer-Section 906 Certification pursuant to
                  Sarbane-Oxley Act.
         32.4     Chief Financial Officer- Section 906 Certification pursuant to
                  Sarbane-Oxley Act.

* Previously filed.

ITEM 14.  Principal Accountant Fees and Services.

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Baum & Co., P.A. of Coral Springs, Florida.

                                         Year End     Year End
                                         12-31-03     12-31-02

(1)      Audit Fees                      $ 31,970     $      0
(2)      Audit-related Fees                     0            0
(3)      Tax Fees                               0            0
(4)      All other fees                    31,970            0

     Total Fees

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

The Company's principal accountant, Baum & Co., P.A. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2004.


                                            ECOLOCLEAN INDUSTRIES, INC.


                                            BY: /s/ Royis Ward
                                               ---------------------------------
                                               Royis Ward, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and inthe capacities and on the dates indicated.



Date: March 30, 2004                           /s/ Royis Ward
                                              ----------------------------------
                                              Royis Ward, President, Director


                                               /s/ Michael Ward
                                              ----------------------------------
                                              Michael Ward, Secretary/Treasurer,
                                              Director

                           ECOLOCLEAN INDUSTRIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                      YEAR ENDED DECEMBER 31, 2003 AND THE
                    PERIOD JUNE 11, 2002 TO DECEMBER 31, 2002

                           ECOLOCLEAN INDUSTRIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                      YEAR ENDED DECEMBER 31, 2003 AND THE
                    PERIOD JUNE 11, 2002 TO DECEMBER 31, 2002



                               TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT.......................................          F-3

CONSOLIDATED FINANCIAL STATEMENTS:

          Consolidated Balance Sheet...............................          F-4

          Statements of  Consolidated Stockholders' (Deficit)......          F-5

          Statements of Consolidated Operations....................          F-6

          Statements of Consolidated Cash Flows....................    F-7 - F-8

          Notes to Consolidated Financial Statements ..............   F-9 - F-16

                              BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 209
                          CORAL SPRINGS, FLORIDA 33071




                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Ecoloclean Industries, Inc.
San Antonio, Texas

We have  audited  the  accompanying  consolidated  balance  sheet of  Ecoloclean
Industries, Inc. as of December 31, 2003, and the related consolidated statements of stockholders' (deficit), operations, and cash flows for the year ended December 31, 2003 and the period June 11, 2002 to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecoloclean Industries, Inc. as of December 31, 2003 and the results of their consolidated operations and their consolidated cash flows for the year ended December 31, 2003 and the period June 11, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



Baum & Company, P.A.
Coral Springs, Florida
March 25, 2004

                           ECOLOCLEAN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS
                                     ------
Current Assets:
      Cash                                                             $  2,532
      Accounts Receivable                                                77,037
      Prepaid Expenses                                                   19,616
                                                                     ----------
         Total Current Assets                                            99,185
                                                                     ----------

Property, Plant and Equipment, (Net)                                    425,718
                                                                     ----------

Other Assets:
      Deposit                                                               200
License Costs (Net)                                                      20,528
      Intangible Assets                                                  33,585
                                                                     ----------
         Total Other Assets                                              54,313
                                                                     ----------

         Total Assets                                                $  579,216
                                                                     ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
      Accounts Payable and Accrued Expenses                          $  488,823
      Note Payable                                                       27,414
                                                                     ----------
         Total Current Liabilities                                      516,237

Due to Related Parties                                                  775,369
                                                                     ----------

         Total Liabilities                                            1,291,606
                                                                     ----------

Stockholders' (Deficit)
      Preferred Stock, $0.001 par value per share,
        10,000,000 shares, authorized 0 shares
        issued and outstanding                                              --
        Common Stock, $0.0001 par value per share,
         100,000,000 shares authorized, 32,500,664
         shares issued and outstanding                                    3,250
      Additional Paid-in Capital                                        190,558
      Accumulated (Deficit)                                            (906,198)
                                                                     ----------

         Total Stockholders' (Deficit)                                 (712,390)
                                                                     ----------

         Total Liabilities and Stockholders' (Deficit)               $  579,216
                                                                     ==========


           See Accompanying Notes to Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIT)
                    FOR THE PERIOD JUNE 11, 2002 (INCEPTION)
                              TO DECEMBER 31, 2003




                                                                                  Stock                         Total
                                  Common Stock                    Additional    Subscription   Accumulated    Stockholders'
                                 Shares  Issued     Amount     Paid-In Capital  Receivable      (Deficit)      (Deficit)
                                   -----------    -----------    -----------    -----------    -----------    -----------

Balance - June 11, 2002                      0    $         0    $         0    $         0    $         0    $         0

Initial Issuance
 Of  Common Stock                      400,000            400         39,600        (10,000)          --           30,000

Acquisition of World
Environmental
Technologies, Inc.                     100,000            100          9,900                                       10,000

Net (Loss) For the Period                                                                         (111,775)      (111,775)
                                   -----------    -----------    -----------    -----------    -----------    -----------

Balance -
December 31, 2002                      500,000    $       500    $    49,500    $   (10,000)   $  (111,775)   $   (71,775)

Reverse Merger
Transaction:
  Shares Outstanding                10,092,435         10,092                                                      10,092
  Exchange
      Existing Shares                 (500,000)          (500)       (49,500)                                     (50,000)
      New Issuances                 20,000,000         20,000                                                      20,000
      Net Deficit at Time
       of Reverse  Merger                                           (103,558)                                    (103,558)
Collection of Stock
   Subscription                                                                      10,000                        10,000

Stock Issuances:
    Sale of Common Stock               357,140           357         24,643                                        25,000
    For Payment of
      Accounts Payable                 326,089            327         81,947                                       82,274
   For Services And
      Compensation                   1,725,000          1,725        152,275                                      154,000

Shareholder Assumption
  Of Liability                                                         6,000                                        6,000
Recapitalization of Par
  Value                                               (29,251)        29,251                                         --
Net (Loss) For
  The Period                                                                                      (794,423)      (794,423)
                                   -----------    -----------    -----------    -----------    -----------    -----------

Balance
  December 31, 2003                 32,500,664    $     3,250    $   190,558    $         0    $  (906,198)   $  (712,390)
                                   ===========    ===========    ===========    ===========    ===========    ===========





           See Accompanying Notes to Consolidated Financial Statements
                                       F-5

                           ECOLOCLEAN INDUSTRIES, INC.
                      STATEMENTS OF CONSOLIDATED OPERATIONS


                                                               For The Period
                                      For Year Ended          June 11, 2002 to
                                     December 31, 2003        December 31, 2002
                                     -----------------        -----------------

Revenues                             $         329,845        $          99,659
                                     -----------------        -----------------

Expenses:
      Cost of Sales                            169,917                   42,801
      Operating Expenses                       151,798                        0
      Depreciation & Amortization               41,692                    7,766
      Interest                                  34,251                      970
      Officer's Salary                         120,000                   40,000
      General and Administrative               606,610                  119,897
                                     -----------------        -----------------

      Total Expenses                         1,124,268                  211,434
                                     -----------------        -----------------

Net (Loss)                           $        (794,423)       $        (111,775)
                                     =================        =================

Net (Loss) Per Common Share
      Basic and Diluted              $           (0.03)       $           (0.00)
                                     =================        =================

Weighted Average Number of Common
      Shares Outstanding, Basic
         And Diluted                        31,296,350               30,092,035
                                     =================        =================















           See Accompanying Notes to Consolidated Financial Statements
                                       F-6


                           ECOLOCLEAN INDUSTRIES, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                             For Year Ended
                                                         For The Period     June 11,2002 to
                                                           December 31,       December 31,
                                                               2003               2002
                                                         ---------------    ---------------
Cash Flows Provided (Required) By
  Operating Activities:
  Net (Loss)                                             $      (794,423)   $      (111,775)
  Adjustments to Reconcile Net (Loss)
      to Net Cash Provided (Required) By
      Operating Activities:
  Depreciation and Amortization                                   41,692              7,766
  Issuance of Common Stock
      For Services Provided                                      154,000                  0
  Officer's Salary Accrual                                       120,000             40,000
  Cash Effects of Changes, Net of Effects
      From Acquired Company:
         Accounts Receivable                                     (48,367)           (25,285)
         Prepaid Expenses                                         (4,843)           (10,477)
         Deposits                                                   (200)                 0
         Accounts Payable and Accrued Expenses                   238,634             67,653
         Customer Deposits                                       (65,000)            65,000
         Current Maturities of Long-Term Debt                     (6,433)                 0
                                                         ---------------    ---------------
Net Cash (Required) Provided by Operating Activities            (364,940)            32,882
                                                         ---------------    ---------------

Cash Flows Provided (Required) By
  Investing Activities:
      Purchase of World Environmental
      Technologies, Inc. Net of Required Cash                          0              1,734
      Acquisition of License                                           0            (27,993)
      Purchases of Property, Plant and
      Equipment Net of Effects From
      Acquired Company                                              --             (129,514)
      Purchases of Property, Plant and Equipment                (331,006)              --
                                                         ---------------    ---------------

Net Cash (Required) By Investing Activities                     (331,006)          (155,773)
                                                         ---------------    ---------------

Cash Flows Provided (Required) By
   Financing Activities:
       Proceeds From Collection of
       Stockholder Subscriptions                                  10,000                  0
       Note Payable Paid by Stockholder                            6,000                  0
       Proceeds From Issuance of Common Stock                     25,000             30,000
       Repayment of Loan From Acquired Company                         0            (25,000)
       Repayment of Loans From Related Parties                   (30,891)                 0
       Proceeds of Loans From Related Parties                    687,665            118,595
                                                         ---------------    ---------------
Net Cash Provided by Financing Activities                        697,774            123,595
                                                         ---------------    ---------------

Net Increase in Cash                                               1,828                704
Cash at Beginning of Period                                          704                  0
                                                         ---------------    ---------------
Cash at End of Period                                    $         2,532    $           704
                                                         ===============    ===============

           See Accompanying Notes to Consolidated Financial Statements
                                       F-7

                           ECOLOCLEAN INDUSTRIES, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                   (CONTINUED)


                                                                For The Period
                                                                 June 11, 2002
                                                 For Year Ended        To
                                                  December 31,    December 31,
                                                      2003            2002
                                                 --------------   --------------
Supplemental Disclosures of Cash
   Flow Information
        Cash Payments for Interest               $        9,459   $          201
                                                 ==============   ==============
        Cash Payments for Income Taxes           $            0   $            0
                                                 ==============   ==============

Non-Cash Financing Activities:
   Issuance of Common Stock:
          Consulting and Compensation            $      154,000   $            0
          Payment of Accounts Payable                    82,274                0
          Acquisition of World Environmental
            Technologies, Inc.                                0           10,000
          Excess of Liabilities Over Assets
            Resulting From Acquisition of World
            Environmental Technologies, Inc.                  0           23,585
                                                 --------------   --------------

Total Non-Cash Financing Activities              $      236,274   $       33,585
                                                 ==============   ==============
















           See Accompanying Notes to Consolidated Financial Statements
                                       F-8

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------    ------------------------------------------

          This summary of significant accounting policies is presented to assist in understanding these consolidated financial statements. The consolidated financial statements and notes are representations of management who are responsible for their integrity and objectivity. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these consolidated financial statements.

          Organization
          ------------

          On June 11, 2002, Ecoloclean, Inc., the Company, incorporated in the state of Texas. On September 1, 2002 the Company acquired all of the outstanding shares of World Environmental Technologies, Inc. On January 14, 2003 the Company completed a reverse acquisition with Sailtech International, Inc. and the Company changed its name to Ecoloclean Industries, Inc.

          Business
          --------

          The Company and its subsidiaries operates under a worldwide, industry exclusive and perpetual license to manufacture machines, pursuant to a patent, for the treatment of contaminated water through a process known as electrocoagulation. The industry exclusivity shall apply to the petroleum exploration, petroleum, chemical, transportation and refining industries.

          Principles of Consolidation
          ---------------------------

          The  accompanying   consolidated   financial  statements  include  the
          accounts of the Company and its wholly-owned subsidiaries. All material inter-company items and transactions have been eliminated.

          Fair Value of Financial Instruments
          -----------------------------------

          The Company has adopted Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments", which requires the disclosures of the fair value of off-and-on balance sheet financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments (none of which are held for trading purposes), approximate the carrying values of such amounts.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------    ------------------------------------------------------

          Use of Estimates
          ----------------

          The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use estimates and make judgments. While management has considered all available information, actual amounts could differ from those reported as assets, liabilities, related revenues, costs and expenses and the disclosed amounts of contingencies.

          Property, Plant and Equipment
          -----------------------------

          Property, plant and equipment are recorded at historical cost. Depreciation of property, plant and equipment is provided on the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations. Additions and betterments, which extend the useful lives of the assets are capitalized. Upon retirement or disposal of the property, plant and equipment, the cost and accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is reflected in operations.

          Goodwill and Purchased Intangible Assets
          ----------------------------------------

          Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill to be tested for impairment, on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

          Based upon the impairment tests performed, there was no impairment of goodwill for the year ended December 31, 2003. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

          Purchased intangible asset (The "License Agreement") is carried at cost less accumulated amortization. Amortization is computed over the estimated economic useful life of the underlying patent of five years.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------    ------------------------------------------------------

          Impairment of Long-Lived Assets
          -------------------------------

          Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

          Revenue Recognition
          -------------------

          The Company recognizes revenue on service contracts ratably over applicable contract periods or as services are performed. Amounts billed and collected before the services are performed are included in deferred revenues. Amounts collected but not billed, before the services are performed, are included in customer deposits.

             Income Taxes
             ------------

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards 109 ("SFAS 109"), "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductions or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. If necessary, the Company will establish a valuation allowance to reduce any deferred tax asset to an amount which will, more likely than not, be realized.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------    ------------------------------------------------------

          Net (Loss) Per Common Share
          ---------------------------

          The Company accounts for earnings (losses) per share in accordance with Statement of Financial Accounting Standard 128 ("SFAS 128") "Earnings per Share". Basic earnings (losses) per share is based upon the net earnings (losses) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted earnings (losses) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such affect would have been dilutive.

          Concentrations
          --------------

          The Company receives certain of its components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

          Recent Accounting Pronouncements
          --------------------------------

          In October 2001, the FASB issued Statement of Financial Accounting Standard Boards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company is required to adopt SFAS 144 no later than the first quarter of 2003. The company does not expect the adoption of SFAS 144 to have a material effect on its consolidated operating results or financial position.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 2 -  ACQUISITION  OF ECOLOCLEAN INDUSTRIES, INC.
------    --------------------------------------------

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
                                                                      =========

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3 -  LICENSE COSTS
------    --------------

          The Company acquired an industry exclusive, perpetual worldwide license to commercialize the inventions on patents and market, manufacture, sell, lease and, or utilize, for processing electrocoagulation units for the treatment of effluent water. Royalties are $3,000 per unit manufactured and 2% of gross processing revenues.

          A summary of license costs amortized over a 5-year life are as follows:

                   License                                    $      27,993
                   Less:  Accumulated Amortization                    7,465
                                                              -------------
                                                              $      20,528
                                                              =============

NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT
------    -----------------------------

          A summary of property, plant and equipment at December 31, 2003 is as follows:

                                                                     Estimated
                                                                   Economic Life
                                                                   -------------

          Land                                          $     80,000         N/A
          Warehouse                                           29,726    40 Years
          Electrocoagulation Units                           184,358     5 Years
          Machinery & Equipment                              137,996     5 Years
          Office Equipment                                     2,911     5 Years
          Computers & Related Equipment                        7,236     5 Years
          Transportation Equipment                            25,713     5 Years
                                                        ------------
                   Total                                     467,940
          Less Accumulated Depreciation                       42,222
                                                        ------------
              Net Property, Plant & Equipment           $    425,718
                                                        ============

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 5 -  NOTE PAYABLE
------    ------------

          The Company has entered into an agreement to factor certain accounts receivable. Under this agreement, the Company may receive up to seventy percent of the account balance at an interest rate of 2% per month on the outstanding factored balance.

NOTE 6 -  RELATED PARTY TRANSACTIONS
------    --------------------------

          The Board of Directors have approved salaries for services provided. The liability to the officers for these salaries is included in accounts payable. At December 31, 2003 the cumulative amount of unpaid officer's salaries is as follows:

                       Services Provided For The Years
                         Ended December 31, 2002
                          And December 31, 2003                   $    160,000
                                                                  ============

          At December 31, 2003 cumulative advances bearing annual interest at 5% due to the officers of the Company amount to $775,369 plus $23,225 of accrued interest. These advances are due January 10, 2005 with the right of prepayment.

NOTE 7 -  INCOME TAXES
------    ------------
          The Company files a consolidated federal income tax return. At December 31, 2003, the Company had a net operating loss carryforward of approximately $735,576 available to offset future federal taxable income through 2023. The components of the deferred tax assets and liabilities accounts at December 31, 2003 are as follows:


                            Total Deferred Tax Assets             $    250,095
                            Less:  Valuation Allowance                 250,095
                                                                  ------------
                            Deferred Tax Asset (Liability)        $          0
                                                                  ============

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 8 -  CAPITAL TRANSACTIONS
------    --------------------

          On  January  14,  2003 the  Company  issued  20,000,000  shares of its
          restricted   common  stock  valued  at  $20,000  to  acquire  100%  of
          Ecoloclean, Inc.

          On January 14, 2003 as a result of the reverse acquisition of Sailtech
          International,   Inc.  by  Ecoloclean,   Inc.,  the  Company  acquired
          10,092,435 shares of common stock.

          On January 14, 2003, the Company issued 357,140 shares of its restricted common stock for $25,000.

          On January 14, 2003, the Company issued 450,000 shares of its restricted common stock for consulting services valued at $28,800. These shares were issued May 12, 2003.

          On March 31, 2003, the Company issued 250,000 shares of its restricted common stock for consulting services valued at $16,000. These shares were issued May 12, 2003.

          On August 24, 2003, the Company approved the issuance of 1,000,000 restricted common shares for legal services valued at $100,000.

          On December 27, 2003, the Company approved the issuance of 25,000 restricted common shares for consulting services valued at $9,200.

NOTE 9 -  SUBSEQUENT EVENTS
------    -----------------

          Approved on January 2, 2004, the issuance of 100,000 shares of restricted common stock valued at $237,000 for consulting services.