Form 10QSB
period 2004-03-31
ECOLOCLEAN INDUSTRIES INC
filed 2004-05-14
CIK 1161165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ending March 31, 2004

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________




                           ECOLOCLEAN INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                  65-1060612
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                   2242 South Hwy #83, Crystal City, TX 78839
                    (Address of principal executive offices)

                                 (830) 374-9100
                          (Issuer's telephone number)



      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock - $0.001 par value



Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2004, there were 32,600,664 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                           ECOLOCLEAN INDUSTRIES, INC.
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2004 and December 31, 2003..............................  3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2004 and 2003................    5

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2004 and 2003................  6-7

         Notes to Condensed Consolidated Financial Statements.............. 8-10

Item 2 - Management's Discussion and Analysis or Plan of Operation.........   11

Item 3 - Controls and Procedures...........................................   13

PART II - Other Information

Item 1 - Legal Proceedings ................................................   14

Item 2 - Changes in Securities and Use of Proceeds.........................   14

Item 3 - Defaults Upon Senior Securities...................................   14

Item 4 - Submission of Matters to a Vote of Security Holdings..............   14

Item 5 - Other Information.................................................   14

Item 6 - Exhibits and Reports on Form 8K ..................................   14

Signature..................................................................   15

                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                             March 31, 2004    December 31, 2003
                                           -----------------   -----------------
                                              (Unaudited)

Current Assets:
      Cash                                 $          36,932   $           2,532
      Accounts Receivable                             40,530              77,037
      Prepaid Expenses                                11,266              19,616
                                           -----------------   -----------------
         Total Current Assets                         88,728              99,185
                                           -----------------   -----------------

Property Plant and Equipment, Net                    592,226             425,718
                                           -----------------   -----------------

Other Assets:
      Deposits                                           400                 200
      License, Net                                    19,128              20,528
      Intangible Asset                                33,585              33,585
                                           -----------------   -----------------
         Total Other Assets                           53,113              54,313
                                           -----------------   -----------------

         Total Assets                      $         734,067   $         579,216
                                           =================   =================



















      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                       March 31, 2004     December 31, 2003
                                                     -----------------    -----------------
                                                        (Unaudited)
Current Liabilities:
      Accounts Payable and
          Accrued Expenses                           $         559,413    $         488,823
      Note Payable                                              26,870               27,414
                                                     -----------------    -----------------
         Total Current Liabilities                             586,283              516,237

Long-Term Debt                                                       0                    0

Due to Related Parties                                       1,119,260              775,369
                                                     -----------------    -----------------

         Total Liabilities                                   1,705,543            1,291,606
                                                     -----------------    -----------------

Commitments and Contingencies                                     --                   --

Stockholders' (Deficit):
      Preferred Stock, $0.01 par value
        1,000,000 shares authorized, none issued                  --                   --
      Common Stock, $.001 par value per share,
        50,000,000 shares authorized;
          32,500,664 shares issued and
         outstanding December 31, 2003
         32,600,664 shares issued and outstanding
          March 31, 2004                                         3,260                3,250

      Additional Paid-in Capital                               240,548              190,558
      Accumulated (Deficit)                                 (1,215,284)            (906,198)
                                                     -----------------    -----------------

         Total Stockholders' (Deficit)                        (971,476)            (712,390)
                                                     -----------------    -----------------

         Total Liabilities and
              Stockholders' (Deficit)                $         734,067    $         579,216
                                                     =================    =================








      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                              Three Months Ended    Three Months Ended
                                                March 31, 2004        March 31, 2003
                                              ------------------    ------------------

Revenues:                                     $          138,727    $                0
                                              ------------------    ------------------

Operating Expenses:
      Cost of Sales                                       48,553                     0
      Operating Expenses                                  78,766                21,676
      Depreciation & Amortization                         19,675                 7,515
      Interest                                            14,598                 2,611
      Officer's Salary                                    30,000                30,000
      General and Administrative                         256,221               157,739
                                              ------------------    ------------------
         Total Operating Expenses                        447,813               219,541
                                              ------------------    ------------------
Net (Loss)                                    $         (309,086)   $         (219,541)
                                              ==================    ==================
Net (Loss) Per Common Share
      Basic and Diluted                       $            (0.01)   $            (0.01)
                                              ==================    ==================

Weighted Average Number of Common
      Shares Outstanding, Basic and Diluted           32,550,664            30,783,850
                                              ==================    ==================



















      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                     Three Months Ended    Three Months Ended
                                                       March 31, 2004        March 31, 2003
                                                     ------------------    ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)                                       $         (309,086)   $         (219,541)
    Adjustments to Reconcile Net (Loss)
       to Net Cash Provided (Required) By
       Operating Activities:

  Depreciation and Amortization                                  19,675                 7,515
  Issuance of Common Stock
   For Services Provided                                         50,000                44,800
  Officer's Salary                                               30,000                30,000
     Changes in
     Accounts Receivable                                         36,507                16,056
     Prepaid Expenses                                             8,350                 1,289
     Accounts Payable and Accrued Expenses                       40,590                50,522
     Customer Deposits                                             (200)                    0
     Current Maturities of Long-Term Debt                          (544)              (27,847)
                                                     ------------------    ------------------

Net Cash (Required)
   by Operating Activities                                     (124,708)              (97,206)
                                                     ------------------    ------------------

Cash Flows  (Required)
  by Investing Activities:
       Acquisitions of Property, Plant & Equipment             (184,783)             (135,320)
                                                     ------------------    ------------------

         Net Cash (Required)
            By Investing Activities                            (184,783)             (135,320)
                                                     ------------------    ------------------














      See Accompanying Notes to Condensed Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)


                                                  Three Months     Three Months
                                                      Ended            Ended
                                                 March 31, 2004   March 31, 2003
                                                 --------------   --------------

Cash Flows Provided by Financing Activities
      Proceeds From Collection of
        Stock Subscriptions                                   0           10,000
      Proceeds From Issuance of Common Stock                  0           25,000
      Proceeds of Loans From
        Related Parties                                 343,891          198,343
                                                 --------------   --------------

Net Cash Provided by Financing Activities               343,891          233,343
                                                 --------------   --------------

Net Increase in Cash                                     34,400              817
Cash at Beginning of Period                               2,532              704
                                                 --------------   --------------
Cash at End of Period                            $       36,932   $        1,521
                                                 ==============   ==============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest                 $        3,032   $          102
                                                 ==============   ==============

      Cash Payments for Income Taxes             $            0   $            0
                                                 ==============   ==============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                       $       50,000   $       44,800
      Payment of Accounts Payable                             0           81,874
                                                 --------------   --------------
      Total Non-Cash Financing Activities        $       50,000   $      126,674
                                                 ==============   ==============
















      See Accompanying Notes to Condensed Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2004 and 2003 have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2003 is derived from the registrant's Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 2003, included in the registrant's Form 10-KSB for the year ended December 31, 2003.

         Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2004. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 2 - LICENSE COSTS
------   -------------

         The Company acquired an industry exclusive, perpetual worldwide license to commercialize the inventions on patents and market, manufacture, sell, lease and, or utilize, for processing electrocoagulation units for the treatment of effluent water. Royalties are $3,000 per unit manufactured and 2% of gross processing revenues.

         A summary of license costs amortized over a 5-year life are as follows:

              License                            $     27,993
              Less:  Accumulated Amortization           8,865
                                                 ------------
                                                 $     19,128
                                                 ============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at March 31, 2004 is as follows:




              Land                                 $    80,000               N/A
              Warehouse                                 29,726          40 Years
              Electrocoagulation Units                 236,249           5 Years
              Machinery & Equipment                    263,326           5 Years
              Office Equipment                           6,607           5 Years
              Computers & Related Equipment             11,101           5 Years
              Transportation Equipment                  25,713           5 Years
                                                   -----------
                   Total                               652,722
              Less Accumulated Depreciation             60,496
                                                   -----------
                 Net Property, Plant & Equipment   $   592,226
                                                   ===========

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 4 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved a salary for services provided. At March 31, 2004 the cumulative amount of unpaid officer's salary was $190,000 and is included in accounts payable and accrued expenses.

         At March 31, 2004 cumulative advances bearing interest at 5% P.A. due to officers of the Company amounted to $1,119,260 plus $35,207 accrued interest. The advances are due January 10, 2005 with the right of prepayment.

NOTE 5 - OTHER
------   -----

         On January 2, 2004, the Company approved the issuance of 100,000 shares of restricted common stock for consulting services valued at $50,000. These shares were issued March 15, 2004.

Item 2.  Management's Discussion and Analysis or Plan of Operation

OVERVIEW AND PLAN OF OPERATION

During  the  quarter  ending  March 31,  2004 the  Company  had gross  operating revenues of $138,727. These revenues were generated by our Louisiana subsidiaries, World Environmental Technologies, Inc. (WET) and Reliant Drilling Systems, Inc. (RDS).

The Company is becoming well known as a leader in the field of industrial liquid & solids waste remediation. The company is able to use its patented Electro Coagulation (EC) treatment systems and support technologies to deal with a wide variety of liquid waste streams.

During 2004, the Company has continued to be contacted in regard to our electro coagulation process and our solids control capabilities. Currently, we are handling the solids control program on a well for a major producing oil company. We are standing by for 2 more locations for another major oil producer. All of these wells are located in the South Louisiana area.

The Company was invited to be the principal exhibitor at The Dairy Waste Technology Tour held by the Hamilton, Comanche and Erath County Dairy Operators on April 15, 2004. This exhibition was attended by 104 dairy farmers in the area and the Company was applauded for its effectiveness and equipment. As outlined previously, the dairy industry has a difficult time removing solids and reducing the phosphate levels from their dairy farm waste. We have previously shown to The Texas A&M Extension Service and other State and Government Agencies that we can successfully remove most of the phosphate contaminates from dairy waste, thus allowing the dairy farms to be in compliance with the State and Federal Regulations pertaining to dairy waste.

The Company has also been invited to be the featured process to be exhibited at the 2004 Watershed Heroes Core4 Conference to be held at Waco, Texas on June 21-23, 2004 sponsored by The American Farm Bureau Federation, American Farm Bureau Foundation for Agriculture, and The Texas Farm Bureau Federation. This conference is directed at the problem of pollution in Lake Waco and the Bosque Watershed that feeds into Lake Waco which has been caused by farm waste originating in Hamilton, Comanche and Erath Counties, Texas located north of the lake.

The Company continues to explore new ways to be of service to our customers. By utilizing our State Wide Water Discharge Permit, the formation of RDS, and the employment of Mr. John Cale with his reputation in the industry we are continuing our mission to become a leader in industrial waste remediation. In the ensuing 12 months we anticipate that all of our existing 3 EC units and the solids control equipment now owned by RDS will be in operation on a nearly continual basis at various drilling sites and at other types of locations needing our services.

At this time, there is not sufficient income to offset our operating overhead which is now estimated at approximately $1,200,000 per year. Until we obtain the amount of work required to meet our total costs, it may be necessary to go to the investment community for additional capital by way of private placements of our stock and, or call upon our officers and directors for assistance. During the period ending 03/31/04 our President, Royis Ward, has provided a total of $343,891 in advances to the Company to offset our operating deficit. Mr. Ward has indicated a willingness to continue providing funds until such time as cash flows can offset operating overhead.

The Company plans to continue it efforts to obtain capital from outside sources while aggressively marketing its services so that revenues can fully offset operating expenses.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $138,727 for the three months ended March 31, 2004 as compared with $0 revenues for the three months ended March 31, 2003. The increased revenue was due to the availability of our "Water Discharge Permit" that was issued early this year and the initiation of activities by our solids control affiliate.

TOTAL COSTS AND EXPENSES: Total costs and expenses increased from $219,541 for the three months ended March 31, 2003 to $447,813 for the three months ended March 31, 2004.

OPERATING EXPENSES: Operating expenses increased from $21,676 for the three months ended March 31, 2003 to $78,766 for the three months ended March 31, 2004. The increase of $57,090 was primarily due to ramping up support activities in anticipation of increased business.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES: Selling, general and administrative expenses increased from $157,739 for the three months ended March 31, 2003 to $256,221 for the three months ended March 31, 2004. The increase of $98,482 was primarily due to increased consulting fees and additional sales, management and administrative personnel costs.

INCOME TAX: The pretax loss increased from ($219,541) for the three months ended March 31, 2003 to ($309,036) for the three months ended March 31, 2004, an increased loss of $89,545.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the three months ended March 31, 2004 totaled $184,783 as compared with $135,320 for the three months ended March 31, 2003. The increase of $49,463 represents capital asset purchases and costs of $110,000 for our solids control division, $64,793 for an Elc Unit and related equipment construction and $9,990 of office furniture and equipment, computers and machinary and equipment expended duing the quarter ended March 31, 2004 compared with a $109,000 cost of qcquiring our warehouse building in Louisiana and $26,320 spent for other operating assets during the quarter ended March 31, 2003.

Total debt increased from $1,291,606 at December 31, 2003 to $1,705,543 at March 31, 2004. Total debt as of March 31, 2004 and December 31, 2003 expressed as a percentage of the sum of total debt and shareholders' equity was 232.35% and 223.00% respectively.

Net loss for the three months ended March 31, 2004 was ($309,086) an increase of 140.79% from the net loss of ($219,541) for the three months ended March 31, 2003. Diluted net loss per common share remained at ($0.01). The net loss per share calculation for the three months ended March 31, 2004 included an increase in actual and equivalent shares outstanding.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such  evaluation as described in subparagraph
(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the first quarter of 2004 the Company authorized, offered and sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On March 15, 2004, we issued the members of Rage Resources, LLC 100,000 common shares for business consulting services. We issued Gary Alexander and C. James Rogers 33,333 common shares each. We issued Terry Gee 33,334 common shares. The value of the business services was $50,000.

         We believe the shares issued above were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

      Exhibit No.                Exhibit Name

         31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
         31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbane-Oxley Act.
         32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.
         32.2 Chief Financial Officer- Section 906 Certification pursuant to Sarbane-Oxley Act.

(b) Reports on Form 8-K. During the first quarter of 2004 we filed one Current Report on Form 8-K on February 11, 2004 reporting under Item 5, Other Events.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ECOLOCLEAN INDUSTRIES, INC.

                                                      /s/ Royis Ward
Dated: May 14, 2004                                  ---------------------------
                                                     By: Royis Ward
                                                     Title: President, CEO


                                                      /s/ Michael Ward
Dated: May 14, 2004                                  ---------------------------
                                                     By:  Michael Ward
                                                     Title: Secretary, CFO