Form 10QSB
period 2004-06-30
ECOLOCLEAN INDUSTRIES INC
filed 2004-08-16
CIK 1161165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ending June 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________




                           ECOLOCLEAN INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                98-0420750
------------------------                                ------------------------
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

As of June 30, 2004, there were 36,050,664 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                           ECOLOCLEAN INDUSTRIES, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 -   Financial Statements
           Condensed Consolidated Balance Sheets as of
           June 30, 2004 and December 31, 2003.............................  3-4

           Condensed Consolidated Statements of Operations
           For the Three Months Ended June 30, 2004 and 2003...............    5

           Condensed Consolidated Statements of Operations
           For the Six Months Ended June 30, 2004 and 2003.................    6

           Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2004 and 2003 ................  7-8

           Notes to Condensed Consolidated Financial Statements............ 9-11

Item 2 - Management's Discussion and Analysis or Plan of Operation ........12-14

Item 3 - Controls and Procedures...........................................   15


PART II - Other Information


Item 1 - Legal Proceedings ................................................   16

Item 2 - Changes in Securities and Use of Proceeds.........................   16

Item 3 - Defaults Upon Senior Securities...................................   16

Item 4 - Submission of Matters to a Vote of Security Holdings..............   16

Item 5 - Other Information.................................................   17

Item 6 - Exhibits and Reports on Form 8K ..................................   17

Signature  ................................................................   17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS






                                     ASSETS
                                     ------



                                            June 30, 2004      December 31, 2003
                                          -----------------    -----------------
                                             (Unaudited)

Current Assets:
      Cash                                $         294,573    $           2,532
      Accounts Receivable                           114,738               77,037
      Prepaid Expenses                              172,107               19,616
                                          -----------------    -----------------
         Total Current Assets                       581,418               99,185
                                          -----------------    -----------------

Property Plant and Equipment, Net                   847,098              425,718
                                          -----------------    -----------------

Other Assets:
      Deposits                                       12,770                  200
      License, Net                                   17,729               20,528
      Intangible Asset                               33,585               33,585
                                          -----------------    -----------------
         Total Other Assets                          64,084               54,313
                                          -----------------    -----------------

         Total Assets                     $       1,492,600    $         579,216
                                          =================    =================



















      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                       June 30, 2004      December 31, 2003
                                                     -----------------    -----------------
                                                         (Unaudited)

Current Liabilities:
      Accounts Payable and
          Accrued Expenses                           $         591,018    $         488,823
      Note Payable                                                   0               27,414
                                                     -----------------    -----------------
         Total Current Liabilities                             591,018              516,237

Long-Term Debt                                                       0                    0

Due to Related Parties                                       1,685,100              775,369
                                                     -----------------    -----------------

         Total Liabilities                               1   2,276,118        1   1,291,606
                                                     -----------------    -----------------

Commitments and Contingencies                                     --                   --

Stockholders' (Deficit):
      Preferred Stock, $0.001 par value
        1,000,000 shares authorized, none issued
      Common Stock, $0.0001 par value per share,
        50,000,000 shares authorized;
        32,500,664 shares issued and
        outstanding December 31, 2003
        36,050,664 shares issued and outstanding
        June 30, 2004                                            3,605                3,250

      Additional Paid-in Capital                             1,390,702              190,558
      Accumulated (Deficit)                                 (2,177,825)            (906,198)
                                                     -----------------    -----------------

         Total Stockholders' (Deficit)                        (783,518)            (712,390)
                                                     -----------------    -----------------

         Total Liabilities and
              Stockholders' (Deficit)                $       1,492,600    $         579,216
                                                     =================    =================








      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                           Three Months Ended   Three Months Ended
                                              June 30, 2004        June 30, 2003
                                              -------------        -------------

Revenues:                                     $     132,331        $      64,440
                                              -------------        -------------

Operating Expenses:
      Cost of Sales                                 103,342               14,340
      Operating Expenses                            204,493               31,049
      Depreciation & Amortization                    29,609                9,465
      Interest                                       18,391                5,203
      Officer's Salary                               30,000               30,000
      General and Administrative                    709,037              126,800
                                              -------------        -------------
         Total Operating Expenses                 1,094,872              216,857
                                              -------------        -------------
Net (Loss)                                    $    (962,541)       $    (152,417)
                                              =============        =============
Net (Loss) Per Common Share
      Basic and Diluted                       $       (0.03)       $       (0.00)
      -----------------                       =============        =============

Weighted Average Number of Common
      Shares Outstanding, Basic and Diluted      34,325,664           31,475,664
                                              =============        =============















      See Accompanying Notes to Condensed Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                            Six Months Ended   Six Months Ended
                                              June 30, 2004      June 30, 2003
                                              -------------      -------------


Revenues:                                     $     271,058      $      64,440
                                              -------------      -------------

Operating Expenses:
      Cost of Sales                                 151,895             14,340
      Operating Expenses                            283,259             52,725
      Depreciation & Amortization                    49,284             16,980
      Interest                                       32,989              7,814
      Officer's Salary                               60,000             60,000
      General and Administrative                    965,258            284,539
                                              -------------      -------------
         Total Operating Expenses                 1,542,685            436,398
                                              -------------      -------------
Net (Loss)                                    $  (1,271,627)     $    (371,958)
                                              =============      =============
Net (Loss) Per Common Share
      Basic and Diluted                       $       (0.04)     $       (0.01)
                                              =============      =============

Weighted Average Number of Common
      Shares Outstanding, Basic and Diluted      34,275,664         30,783,850
                                              =============      =============





















      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)




                                                  Six Months Ended   Six Months Ended
                                                    June 30, 2004      June 30, 2003
                                                    -------------      -------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)                                      $  (1,271,627)     $    (371,958)
    Adjustments to Reconcile Net (Loss)
        to Net Cash Provided (Required) By
        Operating Activities:

    Depreciation and Amortization                          49,284             16,980
    Issuance of Common Stock
      For Services Provided                               557,500             44,800
    Officer's Salary                                       60,000             60,000
         Changes in
           Accounts Receivable                            (37,701)            16,616
           Prepaid Expenses                                (9,492)            14,773
           Deposits                                       (12,570)              (200)
           Accounts Payable and Accrued Expenses           42,195             75,179
           Customer Deposits                                    0            (65,000)
           Current Maturities of Long-Term Debt           (27,414)           (27,847)
                                                    -------------      -------------

Net Cash (Required)
   by Operating Activities                               (649,825)          (236,657)
                                                    -------------      -------------

Cash Flows  (Required)
  by Investing Activities:
      Acquisitions of Property, Plant & Equipment        (467,865)          (162,381)
                                                    -------------      -------------

         Net Cash (Required)
            By Investing Activities                      (467,865)          (162,381)
                                                    -------------      -------------












      See Accompanying Notes to Condensed Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)



                                                     Six Months      Six Months
                                                       Ended           Ended
                                                   June 30, 2004   June 30, 2003
                                                   -------------   -------------

Cash Flows Provided by Financing Activities
      Proceeds From Collection of
         Stock Subscriptions                                   0          10,000
      Proceeds From Issuance
         of Common Stock                                 500,000          25,000
      Proceeds of Loans From
         Related Parties                                 909,731         364,400
                                                   -------------   -------------

Net Cash Provided by Financing Activities              1,409,731         399,400
                                                   -------------   -------------

Net Increase in Cash                                     292,041             362
Cash at Beginning of Period                                2,532             704
                                                   -------------   -------------
Cash at End of Period                              $     294,573   $       1,066
                                                   =============   =============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest                   $         829   $         463
                                                   =============   =============

      Cash Payments for Income Taxes               $           0   $           0
                                                   =============   =============
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                         $     557,500   $      44,800
      Payment of Prepaid Expense                         143,000               0
      Payment of Accounts Payable                              0          82,274
                                                   -------------   -------------
      Total Non-Cash Financing Activities          $     700,500   $     127,074
                                                   =============   =============









      See Accompanying Notes to Condensed Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2004 and 2003 have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of June 30, 2004 is derived from the registrant's Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes included in the registrant's Form 10-KSB for the year ended December 31, 2003.

         Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2004. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004




NOTE 2 - LICENSE COSTS
------   -------------

         The Company acquired an industry exclusive, perpetual worldwide license to commercialize the inventions on patents and market, manufacture, sell, lease and, or utilize, for processing electrocoagulation units for the treatment of effluent water. Royalties are $3,000 per unit manufactured and 2% of gross processing revenues.

         A summary of license costs amortized over a 5-year life are as follows:

                       License                                      $     27,993
                       Less:  Accumulated Amortization                    10,264
                                                                    ------------
                                                                    $     17,729
                                                                    ============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at June 30, 2004 is as follows:




         Land                                      $ 80,000            N/A
         Warehouse                                   29,726       40 Years
         Electrocoagulation Units                   239,113        5 Years
         Machinery & Equipment                      539,709        5 Years
         Office Furniture and Equipment               7,493        5 Years
         Computers & Related Equipment               14,050        5 Years
         Transportation Equipment                    25,713        5 Years
                                                   --------
              Total                                 935,804
         Less Accumulated Depreciation               88,706
                                                   --------
            Net Property, Plant & Equipment        $847,098
                                                   ========

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004




NOTE 4 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved a salary for services provided. At June 30, 2004 the cumulative amount of unpaid officer's salary was $220,000 and is included in accounts payable and accrued expenses.

         At June 30, 2004 cumulative advances bearing interest at 5% P.A. due to officers of the Company amounted to $1,685,100 plus $53,132 accrued interest. The advances are due January 10, 2005 with the right of prepayment.

NOTE 5 - OTHER
------   -----

         On April 14, 2004, the Company issued 100,000 shares of its restricted common stock for investor and public relations services valued at $44,000.

         On April 15, 2004, the Company issued 500,000 shares of its restricted common stock for consulting services valued at $212,000.

         On June 15, 2004, the Company issued 350,000 shares of its restricted common stock for consulting services valued at $108,500.

         On June 22, 2004, the Company approved the issuance of 800,000 shares of its restricted common stock valued at $176,000 and 200,000 shares under its 2004 Stock Grant and Option Plan valued at $110,000 for legal services.

         On June 30, 2004, the Company issued 1,000,000 shares of of its restricted common stock for $500,000.

         On June 30, 2004, the Company issued 500,000 shares of its restricted common stock valued at $130,000 for services regarding the private placement of the Company's common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

OVERVIEW AND PLAN OF OPERATION

Background
----------

Background

During the quarter ended June 30, 2004, Ecoloclean Industries, Inc. had gross operating revenues of $132,331, all of which were generated by its Louisiana subsidiaries (World Environmental Technologies, Inc.[WET] and Reliant Drilling Systems, Inc. [RDS]) and its recently activated Texas subsidiary (Ecoloclean of Texas, Inc. [ECOT]). The newly activated Texas subsidiary, ECOT, which is located in Beaumont, TX, is primarily engaged in industrial environmental clean-up for clients such as Petro-chemical refineries, paper mills, chemical plants, and other industrial organizations that employ processes that frequently generate waste products requiring clean-up and/ or disposal. ECOT's general manager is well known in this field and has many contacts with prospective customers with whom he has previously enjoyed professional relationships.

Current Operations
------------------

A. Industrial Field Services.

Since implementing ECOT, the general manager has successfully cleaned one lagoon for a large international paper Company and is poised to commence work on two additional lagoons. ECOT has also been engaged by a large Arizona smelter that processes copper ore to clean a contaminated lagoon at its location. This remediation process required highly trained personnel and specialized equipment.

B. Drilling Support Services for Oil Exploration & Production Companies.

RDS, which specializes in drilling support services, has employed local managers with strong industry reputations to assist the Company in realizing its mission of becoming a leader in oil field services. During the next 12 months, the Company anticipates that all solids control equipment presently owned by RDS will be in operation on a virtually continual basis at various drilling sites including the sites we are now servicing. Currently, RDS is handling the solids control program at several wells for oil exploration and production companies and is on stand-by to support additional locations for another oil exploration and production company. RDS has signed Master Service Agreements with several Operators with active drilling programs starting in the near future.

C   Industrial and Exploration Liquid Waste Remediation Services

WET has utilized the Company's LA statewide Water Discharge Permit and its patented Electro Coagulation (EC) treatment systems to aggressively market its services for oil field and industrial liquid waste remediation. These efforts have resulted in WET acquiring Master Service Agreements from several Refinery Groups and Petroleum Operators.

D. Agricultural Clean-Up.

The Company attended The Dairy Waste Technology Tour that was held by the Hamilton, Comanche, and Erath County Dairy Operators on April 15th of this year. The Company exhibited its technology to approximately 104 attendees, all of whom were owners of area dairy farms. The Company's process, presentation, and exhibited results were well received, and response from numerous dairy farms has been positive.

The Company's process was also the featured exhibit at the 2004 Watershed Heroes Core4 Conference that was held at Waco, Texas on June 21-23, 2004, sponsored by The American Farm Bureau Federation, American Farm Bureau Foundation for Agriculture, and The Texas Farm Bureau Federation. This conference was directed at the problem of pollution in Lake Waco and the Bosque Watershed that feeds into Lake Waco which has been caused by farm waste originating in Hamilton, Comanche, Bosque, and Erath Counties, Texas, located north of the lake. The Company's process was observed by approximately 175 attendees and numerous follow up inquiries have been received from dairy farm owners. This interest in the Company's process as a solution to the dairy farm owners' problems has intensified following circulation of the May and June, 2004 issue of the Texas Dairy Review, which reveals the fact that a total of 19 Federal lawsuits were filed again the Bosque River Watershed dairies for breaking the Clean Water Act. Since this article appeared, the Company has been contacted by Texas A&M Extension Service and other State and Federal Regulatory Agencies regarding the demonstration of a process on a dairy farm in Bosque County, Texas. Texas A&M has located a dairy farm where the Company is to move its electro coagulation
(EC) unit on or about August 15, 2004 to demonstrate the process and its efficiency in removing phosphate from the dairy waste. The Company is confident that the process will be successfully demonstrated and that it will result in one or more contracts with dairy farms in the area.

Since early May, 2004, the Company has had one of its EC units in Arkansas attempting to remove phosphates from a large swine producer and currently, management feels that the Company has demonstrated that it can successfully remove phosphates to a level acceptable to the producer, thereby eliminating the cost of trucking the swine waste to a disposal site. The Company ultimately anticipates obtaining a long term contract with this major swine producer for the elimination of the phosphates which are responsible for the producer's difficulties.

Financial Considerations
------------------------

Currently, there are not sufficient revenues to offset annual operating overhead, which is now estimated to be approximately $1,500,000. Until the Company obtains the amount of working capital required to meet its operating overhead, it may be necessary to call upon the investment community or the Company's officers and directors for financial assistance. During the quarter ended June 30, 2004, a private placement was completed of 1,000,000 shares of the Company's restricted common stock for $500,000.

During this quarter, the Company's president, Royis Ward, provided $560,840 in loans to the Company. Mr. Ward has indicated a willingness to continue such advances until such time as cash flows can offset the monthly operating overhead. We have no written agreement with Mr. Ward and no assurances can be given that he will indefinetly provide our Company with funds. All of these funds have been utilized to obtain additional equipment and to offset monthly overhead operating expenses.

Conclusion
----------

The Company has expended substantial financial resources to establish an infrastructure of personnel and equipment capable of meeting the needs of our expanding business. It is anticipated that the Company's marketing efforts and industry reputation will create a level of business activities sufficient to meet operating overhead costs on a monthly basis within the near future.


RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $271,058 for the six months ended June 30, 2004 as compared with $64,440 revenues for the six months ended June 30, 2003. The increased revenue was due to increased revenues from our solids control subsidiary and our recently activated environmental clean-up subsidiary.

TOTAL COSTS AND EXPENSES: Total costs and expenses increased from $436,398 for the six months ended June 30, 2003 to $1,542,685 for the six months ended June 30, 2004.

OPERATING EXPENSES: Operating expenses increased from $52,725 for the six months ended June 30, 2003 to $283,259 for the six months ended June 30, 2004. the increase of $230,534 was primarily due to continuation of ramping up our infra-structure/support activities in anticipation of increased business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased from $284,539 for the six months ended June 30, 2003 to $965,258 for the six months ended June 30, 2004. The increase of $680,719 was primarily due to increased sales expense including demo and testing costs incurred in our efforts to obtain long-term contracts, increased consulting fees, increased legal fees and additional management and administrative salaries as we seek to expand our customer base.

INCOME TAX: The pretax loss increased from $(371,958) for the six months ended June 30, 2003 to $(1,271,627) for the six months ended June 30, 2004, an increased loss of $899,669.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the six months ended June 30, 2004, totaled $467,865 as compared with $162,381 for the six months ended June 30, 2003.

The increase of $305,484 consists of capital asset purchases and cost of $386,383 for equipment needed by solids control division, $67,657 for E/C Unit and related equipment construction, and $13,825 for office furniture, office equipment and computers which total $467,865 less $162,381 expended during the six months ended June 30, 2003.

Total debt increased from $1,291,606 to December 31, 2003 to $2,276,118 at June 30, 2004. Total debt as of June 30, 2004 and December 31, 2003 expressed as a percentage of total debt and shareholder equity was 152.50% and 223.00% respectively.

Net loss for the six months ended June 30, 2004 was ($1,271,627) an increase of
341.9 % from the net loss of ($371,958) for the six months ended June 30, 2003. Diluted net loss per common share increased 400% to ($0.04) per share. The net loss per share calculation for the six months ended June 30, 2004 included an increase in actual and equivalent shares outstanding.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the second quarter of 2004 the Company authorized, offered and, or sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On April 14, 2004, we issued 100,000 common shares to Barry Gross for investor and public relations services valued at $44,000.

         On April 15, 2004, we issued 500,000 common shares to Grot Consulting, LLC for consulting services valued at $212,000.

         On June 15, 2004, we issued 350,000 common shares to Carcas Capital for consulting services valued at $108,000.

         On June 22, we authorized the issuance of 800,000 common shares to Gregory Wilson for legal services valued at $176,000.

         On  June  30,  2004,   we  sold   1,000,000   common   shares  to  Carl
Hessel/Margaux Investments for $500,000.

         On June 30, 2004, we issued 500,000 common shares valued at $130,000 to Carl Hessel for services regarding the private placement of the Company's common shares.

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

Item 5.  Other Information

         On [date] we formed  Ecoloclean  of Texas,  Inc., a Texas  corporation,
(ECOT). ECOT's offices are located in Beaumont, Texas. It will be primarily engaged in industrial environmental clean-up for clients such as petro-chemical refineries, paper mills, chemical plants, oil refineries, and other industrial organizations that employ processes that frequently generate waste products requiring clean-up and, or disposal.

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

(b)      Reports on Form 8-K. None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ECOLOCLEAN INDUSTRIES, INC.

                                                      /s/ Royis Ward
Dated: August 16, 2004                               ---------------------------
                                                     By: Royis Ward
                                                     Title: President, CEO


                                                      /s/ Michael Ward
Dated: August 16, 2004                               ---------------------------
                                                     By:  Michael Ward
                                                     Title: Secretary, CFO