Form 10QSB
period 2004-09-30
ECOLOCLEAN INDUSTRIES INC
filed 2004-11-15
CIK 1161165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the quarterly period ending September 30, 2004

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

As of September 30, 2004, there were 37,575,664 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                           ECOLOCLEAN INDUSTRIES, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         September  30, 2004 and December 31, 2003.........................  3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended September 30, 2004 and 2003............    5

         Condensed Consolidated Statements of Operations
         For the Nine Months Ended September 30, 2004 and 2003.............    6

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 2004 and 2003.............  7-8

         Notes to Condensed Consolidated Financial Statements.............. 9-12

Item 2 - Management's Discussion and Analysis or Plan of Operation ........13-16

Item 3 - Controls and Procedures...........................................   17


PART II - Other Information


Item 1 - Legal Proceedings ................................................   17

Item 2 - Changes in Securities and Use of Proceeds.........................   17

Item 3 - Defaults Upon Senior Securities...................................   18

Item 4 - Submission of Matters to a Vote of Security Holdings..............   18

Item 5 - Other Information.................................................   18

Item 6 - Exhibits and Reports on Form 8K ..................................   18

Signature  ................................................................   19

                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                     ------



                                         September 30, 2004    December 31, 2003
                                         ------------------   ------------------
                                             (Unaudited)

Current Assets:
      Cash                               $           14,696   $            2,532
      Accounts Receivable                           184,850               77,037
      Prepaid Expenses                              160,265               19,616
                                         ------------------   ------------------
         Total Current Assets                       359,811               99,185
                                         ------------------   ------------------

Property Plant and Equipment, Net                   938,711              425,718
                                         ------------------   ------------------

Other Assets:
      Deposits                                       12,970                  200
      License, Net                                   16,329               20,528
      Intangible Asset                               33,585               33,585
                                         ------------------   ------------------
         Total Other Assets                          62,884               54,313
                                         ------------------   ------------------

         Total Assets                    $        1,361,406   $          579,216
                                         ==================   ==================



















      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                   September 30, 2004     December 31, 2003
                                                   ------------------    ------------------
                                                      (Unaudited)
Current Liabilities:
      Accounts Payable and
          Accrued Expenses                         $          957,021    $          488,823
      Note Payable                                            106,793                27,414
                                                   ------------------    ------------------
         Total Current Liabilities                          1,063,814               516,237

Long-Term Debt                                                 11,287                     0

Due to Related Parties                                      1,786,557               775,369
                                                   ------------------    ------------------

         Total Liabilities                                  2,861,658             1,291,606
                                                   ------------------    ------------------

Commitments and Contingencies                                    --                    --

Stockholders' (Deficit):
      Preferred Stock, $0.001 par value
        1,000,000 shares authorized, none issued
      Common Stock, $.0001 par value per share,
        50,000,000 shares authorized;
          32,500,664 shares issued and
         outstanding December 31, 2003
         37,575,664 shares issued and outstanding
          September 30, 2004                                    3,758                 3,250

      Additional Paid-in Capital                            1,545,388               190,558
      Accumulated (Deficit)                                (3,049,398)             (906,198)
                                                   ------------------    ------------------

         Total Stockholders' (Deficit)                     (1,500,252)             (712,390)
                                                   ------------------    ------------------

         Total Liabilities and
              Stockholders' (Deficit)              $        1,361,406    $          579,216
                                                   ==================    ==================








      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                              Three Months Ended    Three Months Ended
                                              September 30, 2004    September 30, 2003
                                              ------------------    ------------------

Revenues:                                     $          300,680    $          102,698
                                              ------------------    ------------------

Expenses:
      Cost of Sales                                      205,190                57,763
      Expenses                                           240,241                34,133
      Depreciation & Amortization                         47,619                 9,456
      Interest                                            27,152                 7,278
      Officer's Salary                                    30,000                30,000
      General and Administrative                         622,051               189,890
                                              ------------------    ------------------
         Total Expenses                                1,172,253               328,520
                                              ------------------    ------------------
Net (Loss)                                    $         (871,573)   $         (225,822)
                                              ==================    ==================
Net (Loss) Per Common Share
      Basic and Diluted                       $            (0.02)   $            (0.01)
      -----------------                       ==================    ==================

Weighted Average Number of Common
      Shares Outstanding, Basic and Diluted           36,813,164            31,975,664
                                              ==================    ==================























      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               Nine Months Ended     Nine Months Ended
                                              September 30, 2004    September 30, 2003
                                              ------------------    ------------------

Revenues:                                     $          571,738    $          167,138
                                              ------------------    ------------------

Expenses:
      Cost of Sales                                      357,085                72,103
      Operating Expenses                                 523,500                86,858
      Depreciation & Amortization                         96,903                26,436
      Interest                                            60,141                15,092
      Officer's Salary                                    90,000                90,000
      General and Administrative                       1,587,309               474,429
                                              ------------------    ------------------
         Total Expenses                                2,714,938               764,918
                                              ------------------    ------------------

Net (Loss)                                    $       (2,143,200)   $         (597,780)
                                              ==================    ==================

Net (Loss) Per Common Share
      Basic and Diluted                       $            (0.06)   $            (0.02)
                                              ==================    ==================

Weighted Average Number of Common
      Shares Outstanding, Basic and Diluted           35,038,164            31,283,850
                                              ==================    ==================



















      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)




                                                     Nine Months Ended     Nine Months Ended
                                                    September 30, 2004    September 30, 2003
                                                    ------------------    ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)                                      $       (2,143,200)   $         (597,780)
    Adjustments to Reconcile Net (Loss)
           to Net Cash Provided (Required) By
          Operating Activities:

    Depreciation and Amortization                               96,903                26,436
    Issuance of Common Stock
      For Services Provided                                    783,838               144,800
    Officer's Salary Accrual                                    90,000                90,000
        Changes in:
              Accounts Receivable                             (107,813)              (86,431)
              Prepaid Expenses                                 (69,149)              (10,195)
             Deposits                                          (12,770)                 (200)
           Accounts Payable and Accrued Expenses               378,198               186,963
           Customer Deposits                                         0               (65,000)
                                                    ------------------    ------------------
Net Cash (Required)
   by Operating Activities                                    (983,993)             (311,407)
                                                    ------------------    ------------------

Cash Flows  (Required)
  by Investing Activities:
      Acquisitions of Property, Plant & Equipment             (605,697)             (198,245)
                                                    ------------------    ------------------

         Net Cash (Required)
            By Investing Activities                           (605,697)             (198,245)
                                                    ------------------    ------------------












      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)



                                                   Nine Months          Nine Months
                                                      Ended                Ended
                                               September 30, 2004   September 30, 2003
                                               ------------------   ------------------
Cash Flows Provided by Financing Activities:
      Proceeds From Collection of
         Stock Subscriptions                                    0               10,000
      Note Payable Paid By Stockholder                          0                6,000
      Proceeds From Issuance
         of Common Stock                                  500,000               25,000
      Proceeds (Payments) of Notes Payable                 90,666              (33,847)
      Proceeds of Loans From
         Related Parties                                1,011,188              505,406
                                               ------------------   ------------------

Net Cash Provided by Financing Activities               1,601,854              512,559
                                               ------------------   ------------------

Net Increase in Cash                                       12,164                2,907
Cash at Beginning of Period                                 2,532                  704
                                               ------------------   ------------------
Cash at End of Period                          $           14,696   $            3,611
                                               ==================   ==================

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest               $            2,693   $              672
                                               ==================   ==================

      Cash Payments for Income Taxes           $                0   $                0
                                               ==================   ==================
Non-Cash Financing Activities:
   Issuance of Common Stock:
      Operating Activities                     $          783,838   $          144,800
      Payment of Prepaid Expense                           71,500                    0
      Payment of Accounts Payable                               0               82,234
                                               ------------------   ------------------

      Total Non-Cash Financing Activities      $          855,338   $          227,074
                                               ==================   ==================









      See Accompanying Notes to Condensed Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004




NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2004 and 2003 have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of September 30, 2004 is derived from the registrant's Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2004. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 2 - LICENSE COSTS
------   -------------

         The Company acquired an industry exclusive, perpetual worldwide license to commercialize the inventions on patents and market, manufacture, sell, lease and, or utilize, for processing electrocoagulation units for the treatment of effluent water. Royalties are $3,000 per unit manufactured and 2% of gross processing revenues.

         A summary of license costs amortized over a 5-year life are as follows:

                                                   September 30,    December 31,
                                                        2004            2003
                                                   -------------   -------------


              License                              $      27,993   $      27,993
              Less:  Accumulated Amortization             11,664           7,465
                                                   -------------   -------------
                                                   $      16,329   $      20,528
                                                   =============   =============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         Summaries of property, plant and equipment at September 30, 2004 and December 31, 2003 are as follows:


                                     September 30,    December 31,
                                          2004            2003
                                     -------------   -------------

Land                                 $      80,000   $      80,000       N/A
Warehouse                                   34,120          29,726  40 Years
Electrocoagulation Units                   239,406         184,358   5 Years
Machinery & Equipment                      655,039         137,996   5 Years
Office Furniture and Equipment               7,903           2,911   5 Years
Computers & Related Equipment               14,720           7,236   5 Years
Transportation Equipment                    42,448          25,713   5 Years
                                     -------------   -------------
     Total                               1,073,636         467,940
Less Accumulated Depreciation              134,925          42,222
                                     -------------   -------------
   Net Property, Plant & Equipment   $     938,711         425,718
                                     =============   =============

         Depreciation expense for the nine months ended September 30, 2004 and September 30, 2003 amounted to $92,704 and $22,237 respectively.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 4 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved a salary for services provided. At September 30, 2004 the cumulative amount of unpaid officer's salary was $250,000 and is included in accounts payable and accrued expenses.

         At September 30, 2004 cumulative advances bearing interest at 5% per annum due to officers of the Company amounted to $1,786,557 plus $73,968 accrued interest. The accrued interest is included in accounts payable and accrued expenses. The advances are due January 10, 2005 with the right of prepayment, and it is anticipated that the maturity date will be extended.

NOTE 5 - COMMON STOCK TRANSACTIONS
-------  --------------------------

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

         On June 30, 2004, the Company issued 1,000,000 shares of its restricted common stock for $500,000.

         On June 30, 2004, the Company issued 500,000 shares of its restricted common stock valued at $130,000 for services regarding the private placement of the Company's common stock.

         On August 1, 2004, the Company issued 25,000 shares of its restricted common stock for an employee stock bonus valued at $4,214.

         On September 7, 2004, the Company issued 500,000 shares of its restricted common stock for consulting services valued at $73,125.

         On September 22, 2004, the Company issued 1,000,000 shares of its restricted common stock for legal services valued at $77,500.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004



NOTE 6 - SUBSEQUENT EVENTS
------   -----------------

         On October 27, 2004, the Company completed a worldwide exclusive license for the "Coale Separator" which is a device that decreases and substantially eliminates contaminants in diesel fuel and other fuels and lubricants.

         This exclusive license is applicable for all combustion engines using fewer than five (5) gallons of fuel per minute.

Item 2.     Management's Discussion and Analysis or Plan of Operation


OVERVIEW AND PLAN OF OPERATION

Background

During the quarter ended September 30, 2004, Ecoloclean Industries, Inc. ("ECCI"), had gross operating revenues of $300,680, which were generated by its Louisiana subsidiary, Reliant Drilling Systems, Inc. ("RDS"), and its Texas Subsidiary, Ecoloclean Of Texas, Inc. ("ECOT").

Current Operations

A.  Industrial Field Services

Since initiation, ECOT has successfully completed cleaning two lagoons for industrial customers followed by completing a specialized industrial tank cleaning for another industrial customer. Additional lagoon cleaning operations should begin shortly along with a group of industrial tank cleanings and refinery piping maintenance engagements. ECOT continues to actively bid other industrial cleaning and maintenance jobs.

B.  Drilling Support for Oil Exploration & Production Companies

RDS, which specializes in drilling support services, has employed local managers with strong industry reputations to assist the Company in realizing its mission of becoming a leader in oil field services. During the next 12 months, the Company anticipates that all solids control equipment presently owned by RDS will be in operation on a virtually continual basis at various drilling sites including the sites we are now servicing. Currently, RDS is handling the solids control programs at several wells for oil exploration and production companies and is on stand-by to support additional locations for other oil exploration and production companies. RDS has signed Master Service Agreements with several operators with active drilling programs which will start in the near future.

C. Industrial and Exploration Liquid Waste Remediation Services

World Environmental Technologies, Inc. ("WET"), a wholly owned subsidiary of ECCI, has utilized its Louisiana statewide Water Discharge Permit and its patented Electro Coagulation ("EC") treatment systems to market it services for oil field and industrial liquid waste remediation. These efforts have resulted in WET acquiring Master Service Agreements from several Refinery Groups and Petroleum Operators, which it is waiting to implement.

D.  Agricultural Clean Up

Ecoloclean, Inc. ("ECI"), a wholly owned subsidiary of the Company, continues to devote efforts to the Dairy Industries as it pertains to the animal waste created by cows, swine and chickens. Currently, as per a notification received from Texas A & M University, ECI plans to move its equipment to a dairy farm in Bosque County, Texas, in order to demonstrate the successful removing of phosphates from the produced animal waste.

ECI was unsuccessful in efforts to removed phosphates from the produced swine waste in Arkansas after several attempts. Subsequently, it withdrew its equipment for further modifications and adjustments. ECI believes after such changes, it can successfully meet the requirements of removal of the contained phosphates after such modifications have been completed.

E.  New Development

ECCI has obtained the Worldwide Exclusive Rights for the patented Coale Separator through an agreement with Coale's Environmental Systems, Inc. ("Coale"). As previously announced on June 2, 2004, ECCI entered into a General Revenue Sharing Agreement with Coale. The new license agreement and international marketing rights will allow ECCI the opportunity to market, manufacture, install and commercialize the inventions and to operate and use such process apparatus, machinery and devices to remove contaminants from fuels used in combustion engines using fewer than five (5) gallons of fuel per minute. The exclusive rights are inclusive of two patents currently in place and any future related patents, improved or applications. This acquisition will be developed and marketed under ECCI's WET subsidiary.

The Coale Separator decreases and substantially eliminates contaminants in diesel fuel. It is designed to operate as a mobile fuel-scrubbing unit that reduces abrasive sediments and corrosive degradation by removing contaminants such as water, oxidation, dirt, sand and sludge. The Coale Separator effectively separates these liquid and solid particles from diesel fuel, thereby allowing only purified fuel to reach combustions engines. This device is easily installed without any modifications to the existing engine.

This process increases horsepower and engine efficiency by burning a cleaner fuel. The Coale Separator is effective for use with diesel fuel, gasoline, kerosene, hydraulic oil transmission fluid and JP8 jet fuel. In addition, it extends filter life resulting in measurable cost savings. Other benefits include a reduction of fuel system problems, broken injector tips, excessive engine wear and power losses, thereby improving overall engine performance. The Company anticipates the potential customer base will include owner/operators of combustion engines, including, but not limited to, offshore/onshore drilling rigs, tugboats and transportation departments of government agencies. Production is expected to begin within 90 days.

Financial Considerations

Currently, there are not sufficient revenues to offset annual operating overhead, which is now to be approximately $1,500,000. Until the Company obtains the amount of working capital required to meet its operating overhead, it may be necessary to continue to call upon the investment community and/or the Company's officers and directors for financial assistance.

During the quarter, the Company's officers have provided $101,457 in loans to the Company. The officers have indicated a willingness to continue such advances until such time as cash flows can offset the monthly operating overhead. We have no written agreement with the officers and no assurances can be given that they will indefinitely provide our Company with funds. All of these funds have been utilized to obtain additional equipment and to offset monthly overhead operating expenses.

Conclusion

The Company has expended substantial financial resources to establish an infrastructure of personnel and equipment capable of meeting the needs of our expanding business. It is anticipated that the Company's marketing efforts and industry reputation will create a level of business activities sufficient to meet the future operating overhead costs on a monthly basis within the near future.

At this time, the Company is completing marketing and distribution planning for the Coale Separator in order to commence sales efforts for this device within the US and worldwide in the near future.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $571,738 for the nine months ended September 30, 2004 as compared with $167,138 revenues for the nine months ended September 30, 2003. The increased revenue was due to increased revenues from our solids control subsidiary and our recently activated environmental clean-up subsidiary.

TOTAL COSTS AND EXPENSES: Total costs and expenses increased from $764,918 for the nine months ended September 30, 2003 to $2,714,938 for the nine months ended September 30, 2004.

OPERATING EXPENSES: Operating expenses increased from $72,103 for the nine months ended September 30, 2003 to $357,085 for the nine months ended September 30, 2004. The increase of $284,982 was primarily due to continuation of ramping up our infra-structure/ support activities in anticipation of increased business activities.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES: Selling, general and administrative expenses increased from $474,429 for the nine months ended September 30, 2003 to $1,587,309 for the nine months ended September 30, 2004. The increase of
$1,112,880 was primarily due to increased sales expense including demo and testing costs incurred in our efforts to obtain long-term contracts, increased consulting fees, increased legal fees and additional management and administrative salaries as we seek to expand our customer base. $639,039 of the increase was due to issuances of common stock for consulting fees - ($398,825), legal fees - ($192,000), investor public relations - ($44,000) and an employee stock bonus - ($4,214).

NET LOSS FROM OPERATIONS: The pretax loss increased from $(597,780) for the nine months ended September 30, 2003 to $(2,143,200) for the nine months ended September 30, 2004, an increased loss of $1,545,420, an increase of 358.5%. Diluted net loss per common share increased 300.0% to $(0.06). The net loss per share calculation for the nine months ended September 30, 2004 included an increase in actual and equivalent shares outstanding.

The non-cash component of the increased loss was $639,039 as noted in the above discussion of selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the nine months ended September 30, 2004 totaled $605,696 as compared with $198,245 for the nine months ended September 30, 2003.

The increase of $407,451 consists of capital asset purchases of $517,367 for equipment needed by our solids control and enviro clean-up affiliates, $67,950 for E/C Units and related equipment construction, and $20,379 for office furniture, office equipment, computers and building improvements which total $605,696 less the increase of $198,245 for the nine months ended September 30, 2003.

Total debt increased from $1,291,606 at December 31, 2003 to $2,861,688 at September 30, 2004. Total debt as of September 30, 2004 and December 31, 2003 expressed as a percentage of total debt and shareholder equity is 223.0% and 210.2% respectively. $1,011,188 of the $1,570,082 increase was due to loans from the officers of the Company.


FORWARD-LOOKING STATEMENTS:
We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, impact and other uncertainties of our future acquisition plans.

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

Item 3.     Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

         None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         During the third quarter of 2004 the Company authorized, offered and, or sold the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

         On August 1, 2004, we issued 25,000 shares to a company employee as bonus compensation valued at $4,214.

         On September 7, 2004, we issued 500,000 shares to Carl Hessel for business consulting services valued at $73,125.

         On September 22, 2004, we issued 1,000,000 shares to G. Wilson for legal services retainer valued at $77,500.

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

                                                     ECOLOCLEAN INDUSTRIES, INC.


Dated: November 15, 2004                              /s/ Royis Ward
                                                     ---------------------------
                                                     By: Royis Ward
                                                     Title: President, CEO



Dated: November 15, 2004                              /s/ Michael Ward
                                                     ---------------------------
                                                     By:  Michael Ward
                                                     Title: Secretary, CFO