Form 10KSB
period 2004-12-31
ECOLOCLEAN INDUSTRIES INC
filed 2005-04-27
CIK 1161165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2004
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $921,810 for the year ended December 31, 2004.

This report contains a total of _ pages. The Exhibit Index appears on page __.

As of December 31, 2004, there were 37,900,664 shares of the issuer's common stock outstanding. The aggregate market value of the 20,282,964 shares of the issuer's voting stock held by non-affiliates was $6,591,963 based on the low bid price on that date as reported by the NASD OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at December 31, 2004, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                           Ecoloclean Industries, Inc.
                                   FORM 10-KSB
                                December 31, 2004

                                                                            Page
PART I...................................................................

ITEM 1.  Description of Business.........................................
ITEM 2.  Description of Property.........................................
ITEM 3.  Legal Proceedings...............................................
ITEM 4.  Submission of Matters to Vote of Security Holders...............

PART II..................................................................

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small
            Business Issuer Purchases of Equity Securities...............
ITEM 6.  Management's Discussion and Analysis or Plan of Operation.......
ITEM 7.  Financial Statements............................................
ITEM 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................
ITEM 8A. Controls and Procedures.........................................
ITEM 8B. Other Information...............................................


PART III.................................................................

ITEM 9.   Directors, Executive Officers, Promoters, and Control
           Persons: Compliance with Section 16(a) of the Exchange Act....
ITEM 10.  Executive Compensation.........................................
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.............................
ITEM 12.  Certain Relationships and Related Transactions.................
ITEM 13.  Exhibits ......................................................
ITEM 14.  Principal Accountant Fees and Services.........................
SIGNATURES...............................................................

                                     PART I

ITEM 1.   Description of Business.

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

On January 10, 2003, we acquired all of the issued and outstanding capital stock of Ecoloclean, Inc., a Texas corporation. Ecoloclean's principal business operations are are conducted through its subsidiaries, World Environmental Technologies, Inc. ("WET"), a Louisiana corporation, Ecoloclean of Texas, Inc., a Texas corporation and Reliant Drilling Systems, Inc., a Louisiana corporation.

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

We operate five corporations. Ecoloclean Industries, Inc. owns two wholly owned subsidiaries: (1) Ecoloclean, Inc., a Texas corporation and (2) Reliant Drilling Systems, Inc., a Louisiana corporation. Ecoloclean, Inc. owns two wholly owned subsidiaries, (1) World Environmental Technologies, Inc., a Louisiana corporation and (2) Ecoloclean of Texas, Inc., a Texas corporation.

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

Processes for treating waste water are extensive. The chemistry and engineering for treating wastewater is well developed. Many different procedures and processes are in use for treating different types of contamination and pollution. Equipment is manufactured by numerous companies to process waste water streams from as little as a few gallons a day to millions of gallons an hour. There are technologies and equipment designed to remove impurities and contaminates ranging form ordinary ground water bacteria and particles to heavy metal ions. Water treatment plants can be as small as the household water conditioners to municipal treatment systems covering hundreds of acres.

THE ELECTROCOAGULATION SYSTEM

Most waste water contaminants are held in solution by electrical charges. Bacteria, algae, oils, clays, carbon black, silica, phosphate, nickel, lead, chromates and other ions are examples charged particle contaminants. Waste water contaminants must be removed from the water. The neutralization of the electrical charges and subsequent precipitation of these contaminants can be achieved by chemical or electrochemical alteration. Most commercial water treatment systems use chemical additives. Our electro coagulation process is a non-chemical additive electrochemical system.

In today's environment, adding chemicals to contaminated waste water is becoming less acceptable due to increasingly stringent regulations. Solid residues (sludges) are being classified as hazardous materials and the required treatment levels are more difficult and expensive to achieve. In the future, we believe that there will be a significant increase in the use of nonchemical dependent systems such as the EC System. Different chemicals are required for various contaminants. Contaminant concentrations are critical and must be constantly monitored and balanced. These additives do not remain with the purified water (exception: chlorine) but combine with and must be disposed of with the "sludge" that is removed from the waste water stream. Under current regulations many of these sludges are considered hazardous and must be handled accordingly. For every pound of chemical additive an additional pound of sludge must be disposed. This cost of disposal must be added to the cost of chemicals.

Electrochemical water treatment methods have been used for many years. High voltages are used to produce an electromagnetic field which disrupts the electrochemical properties of the charged contaminant particles. This allows the contaminants to precipitate or fall out of the waste water. Until recent times, these electrochemical water treatment systems showed good contaminate removal compared with the chemical additive precipitation methods, however, high capital and operational costs coupled with lower flow rates have restricted widespread commercial use.

The electro coagulation "EC" process does not use chemical additives. We believe that our EC process, with lower operating costs, higher flow rates and a reduction of sludge disposal costs will move our EC process to the forefront of water treatment technologies.

The electro coagulation system uses equipment and methods that result from revisions of old technologies and principles of electrochemistry and physics made possible by our computerized microprocessor control panel. The "EC" unit is capable of treating liquid solutions containing a wide variety of contaminants, including heavy metals, oil and grease, suspended and dissolved solids, most salts as well as bacteria and algae, without the use of chemicals.

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

OVERVIEW OF WATER TREATMENT USING ELECTROCOAGULATION

When the term "we" is used, it means Ecoloclean Industries, Inc. by and through its subsidiaries, Ecoloclean, Inc., World Environmental Technologies, Inc., Reliant Drilling Systems, Inc. and Ecoloclean of Texas, Inc.

We have designed and manufactured three portable EC Units which are mounted within or on enclosed trailers. The waste water is pumped into the EC unit, electrochemically processed and discharged on-site.

The water flows through a series of engineered electrodes within a cell while a controlled electric current is applied to the waste water. The electrical current energizes the solution creating a magnetic field within the cell. Our system is designed to optimize over twenty variables in order to effectively transfer electrical energy to the continuously flowing contaminated waste water. Water contaminated mixtures created by the electro coagulation process, separate into an organic molecule floating layer known as flocculent, a mineral sediment and clean water. This separation occurs within minutes of treatment and conventional equipment may be used to extract the clean water. The Electro coagulation process has successfully treated animal and human waste water removing chemical and biological contaminants. Tests confirm the destruction of coli form bacteria, flagellates, helminthes, eggs, infective parasite larvae and enteric viruses.

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

Operations and Services

Industrial and commercial businesses produce various types of wastewater (including hydrocarbon contaminated water from oil field operations, that must be disposed of as required by federal, state and local regulations. Similarly, oil and gas exploration and production companies produce liquid waste from drilling and other operations that must be disposed of complying with federal and state regulations. We propose to process the liquid waste and remove contaminants and dispose of the treated liquid waste as required by applicable regulations.

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

Competitive Conditions

Competition is intense within oilfield waste water processing industry. Competition will be based primarily on proximity to collection operations, collection and processing fees charged and quality of service. With respect to certain waste streams, such as oilfield waste, we will compete with the generators of these waste streams, who continually evaluate the decision whether to use internal disposal methods or to utilize a liquid waste management company such as us. We will compete with numerous companies, both large and small, which are able to provide one or more of the environmental services offered by us. Many of these companies will have greater financial, human and other resources. However, we believe that the type of waste management, treatment, processing and remediation services which we will provide will give us a competitive advantage with respect to certain of our more specialized competitors. We believe that our treatment processes will offer cost saving alternatives to the more traditional remediation and disposal methods offered by our competitors.

We believe that there are certain barriers to entry in the liquid waste industry. These barriers include the need for specialty machinery and facilities; licenses, permits and trained personnel necessary to operate these facilities.

Our Specialized Equipment

We have manufactured three portable EC Units. These are portable units which are constructed in 28-foot enclosed trailers.

Employees

Ecoloclean Industries, Inc. has two part-time employee officers, Royis and Michael Ward. During 2004, Ecoloclean of Texas, Inc. had nine employees, World Environmental Technologies had eleven employees, and Reliant Drilling Systems, Inc. had fifteen employees. No employee was subject to a collective bargaining agreement.

Governmental Permits and Licenses

World Environmental Technologies, Inc. ("WET") has obtained a Louisiana statewide Water Discharge Permit for its Electro Coagulation ("EC") treatment system. This permit enables us to treat waste water in Louisiana such as, bilge water, wash water from oil field equipment, industrial waste water, storm water, sanitary water and wash down water.

Waste management companies are subject to extensive, evolving and increasingly stringent federal, state and local environmental laws and regulations. Such federal, state and local environmental laws and regulations govern will our activities regarding the treatment, storage, processing, disposal and transportation of wastes. We will be required to obtain and maintain permits, licenses and/or approvals in order to conduct our proposed waste treatment business activities. Failure to obtain and maintain permits or approvals would have a material adverse effect on us, our operations and financial condition. The permits and licenses have a term ranging from five (5) to ten (10) years and, provided that the Company maintains a reasonable level of compliance, renew with minimal effort and cost. Historically, there have been no compelling challenges to the permit and license renewals. In the future, if we expand our operations, we may be required to obtain additional approvals, licenses or permits, the there can be no assurance that we will be able to do so. Such permits and licenses, however, represent a potential barrier to entry for possible competitors.

General License Agreement

Ecoloclean, Inc. acquired a General License Agreement by assignment from World Environmental Technologies, Inc. on September 12, 2002. The license grants an industry exclusive perpetual worldwide right and license under a U.S. patent to manufacture, use, market, sell, lease or otherwise dispose of product units based on, or relating to the invention contained in U.S. Patent No. 6,238,546, issued to Louis A. Kneiper, Gary A. Tipton and Daniel G. Noyes on May 29, 2001. The product units are the Electro coagulation units. The license is industry specific and applies only to the petroleum exploration, petroleum chemical, transportation and refining industries. Ecoloclean, the licensee, is excluded from marketing, selling, leasing or otherwise disposing of product units to the paper industry, paint pigment industry and to all industries in Mexico and the

Orient. Ecoloclean is obligated to pay royalties to the patent owner on an event basis. For product units of 100 gallons-per-minute (gpm), or less which are manufactured by the licensee, Ecoloclean is obligated to pay $3,000 each. For product units of capacities exceeding 100 gpm, Ecoloclean must pay $30 multiplied by the gpm design capacity. Additionally, for the use of the technology, Ecoloclean must pay a monthly royalty of 2% of gross income generated by product units. The General License Agreement and Assignment to the General License Agreement are attached to this Current Report as Exhibits 3.1 and 3.2, respectively.

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

ITEM 2.   Description of Property

         Royis Ward, President of Ecoloclean Industries, Inc. is providing executive office space, located in Crystal City, Texas, to our company on a rent-free basis.

         Our wholly owned subsidiary, World Environmental Technologies, Inc., owns real property located at 950 Birdsong Rd., LaFayette, Louisiana. This property supports its operations and those of Reliant Drilling Systems, Inc. This property consists of 3950 square foot office and shop building and a 5360 square foot open air covered work space.

         Ecoloclean of Texas, Inc., another subsidiary, rents office and storage yard premises located in Beaumont, Texas.

ITEM 3.  Legal Proceedings

         None.

ITEM 4.  Submission of Matters to Vote of Security Holders

         During the fourth quarter of 2004, no matters were submitted to a vote of our security holders.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

Common Stock:

         Our common stock trades Over-the-Counter (OTC) on the Electronic Bulletin Board under the symbol ECCI. Table 1. sets forth the high and low bid information for the past two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These data provided by NASDAQ.


Table 1.

Bid Information

Fiscal Quarter Ended                High             Low


December 31, 2004                   1.04             0.29
September 30, 2004                  1.15             0.28
June 30, 2004                       1.30             0.55
March 31, 2004                      2.35             1.06

December 31, 2003                   1.40             0.40
September 30, 2003                  0.50             0.20
June 30, 2003                       0.32             0.20
March 31, 2003                      0.25             0.20

         According  to our  records,  the  Company had  approximately  50 record shareholders  of our common  stock as of December  31, 2004  holding  37,900,664
common  shares.   This  number  of  shareholders  does  not  include  individual beneficial shareholders whose shares may be held in their brokers' street name.

Dividends and Dividend Policy

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law. During the year ended December 31, 2004, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2004. Information is included for equity compensation plans not approved by our security holders.

Table 1.

Equity Compensation Plan Information

------------------------ ------------------------ ---------------------- ------------------------

Plan Category            Number of Securities to  Weighted-average       Number of Securities
                         be issued upon exercise  Exercise price of      remaining available for
                         of outstanding options,  outstanding options,   future issuance under
                         warrants and rights      warrants, and rights   equity compensation
                                                                         plans (excluding
                                                                         securities reflected in
                                                                         column (a)
------------------------ ------------------------ ---------------------- ------------------------
                                   (a)                      (b)                    (c)
------------------------ ------------------------ ---------------------- ------------------------
Equity Compensation
Plans approved by
security holders                  None                      None                   None
------------------------ ------------------------ ---------------------- ------------------------
Equity Compensation
Plans not approved by          5,000,000 (1)             $ 0.55                  4,800,000
security holders

------------------------ ------------------------ ---------------------- ------------------------
Total                          5,000,000                 $ 0.87                  4,800,000
------------------------ ------------------------ ---------------------- ------------------------

(1) On July 8, 2004, the Company adopted the 2004 Non-Qualified Stock Grant and Option Plan. The Plan was registered with the SEC on Form S-8 on July 23, 2004. The Plan reserved 5,000,000 shares. The Plan is administered by our Board of

Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. We issued 200,000 shares for legal services under the Plan during 2004.


ITEM 6.  Management's Discussion and Analysis or Plan of Operation


Overview and Plan of Operation

Background

During the quarter ended December 31, 2004, Ecoloclean Industries, Inc. ("ECCI"), had gross operating revenues of $350,072, which were generated by its Louisiana subsidiary, Reliant Drilling Systems, Inc. ("RDS"), and its Texas subsidiary, Ecoloclean Of Texas, Inc. ("ECOT").

Current Operations

A.  Industrial Field Services

ECOT has been engaged in providing industrial maintenance services including dredging waste-filled ponds and lagoons and cleaning piping, brew kettles and frac tanks.

Revenues of $132,668 were billed during ECOT's five months of 2004 operations with a resultant net loss of $285,651. Lower than expected sales level, continuing competitive market conditions and insufficient margins combined with the operating loss indicated above ultimately led to management's decision to close ECOT's operations during March 2005.

Shortly thereafter, the Company executed a Letter of Intent to sell the ECOT equipment assets and customer contracts and list. The sale was completed April 18, 2005, with an effective date of April 1, 2005. The sale price was $120,000 payable over a one year period. Book value of the assets sold was approximately $42,000 resulting in a gain on the transaction of $78,000.


B.  Drilling Support for Oil Exploration & Production Companies

RDS has specialized in providing drilling support services including solids controls programs to oil and gas production and exploration companies.

RDS had 2004 revenues of $718,025 and an operating loss of $280,091. These operating losses along with continued pricing pressures which caused reduced margins in addition to high overhead costs led to management's decision to also close RDS's operations during February although a number of equipment rentals continued in the first quarter.

Shortly after management's decision, the Company began selling certain of its equipment assets which were utilized by this subsidiary. Most of these assets were sold by the end of the first quarter 2005. Total proceeds were approximately $243,000, which resulted in a loss of $49,000 from these sales. Sales efforts for the remaining equipment to be sold are continuing.

C. Industrial and Exploration Liquid Waste Remediation Services

World Environmental Technologies, Inc. ("WET"), a wholly owned subsidiary of Ecoloclean, Inc., has utilized its Louisiana statewide Water Discharge Permit and its patented Electro Coagulation ("EC") treatment systems to aggressively market it services for oil field and industrial liquid waste remediation. These efforts have resulted in WET acquiring Master Service Agreements from several Refinery Groups and Petroleum Operators, which it is waiting to implement. However, at this time there are no pending contracts or orders.

D.  Agricultural Clean Up

Ecoloclean, Inc. ("ECI"), a wholly owned subsidiary of the Company, continues to devote efforts to the Dairy Industries as it pertains to the animal waste created by cows, swine and chickens. Recently, during the first quarter of 2005, ECI formed an alliance with another company in this field. By combining our EC Units technology with that of our new partner, we were successfully able to demonstrate a ninety-nine percent plus (99% +) phosphate removal from dairy waste.

During the second quarter of 2005, we will be performing another demonstration for approximately two hundred (200) dairy farmers, representatives from Texas A&M University, American Dairy Association, Texas Farm Bureau, the EPA and other interested parties.

Based on the test results from the initial demonstration, we expect to be able to offer the dairy industry along with swine and chicken producers a much needed solution to their waste disposal problems.

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

The Coale Separator (a.k.a. "Diesel Pure Unit") decreases and substantially eliminates contaminants in diesel fuel. It is designed to operate as a mobile fuel-scrubbing unit that reduces abrasive sediments and corrosive degradation by removing contaminants such as water, oxidation, dirt, sand and sludge. The Coale Separator effectively separates these liquid and solid particles from diesel fuel, thereby allowing only purified fuel to reach combustions engines. This device is easily installed without any modifications to the existing engine.

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

During the first quarter, production, marketing and sales efforts were initiated for our Diesel Pure Unit. In addition, a website has been established explaining the capabilities of the Diesel Pure Unit.

We have place several units with potential end-users for testing periods varying between one week and one month. Initial reports have been favorable. We expect to be in contact with potential distributors in addition to end-users during the second quarter of 2005.

Financial Considerations

Currently, there are insufficient revenues and resources to offset annual operating overhead, which is now projected to be approximately $750,000, taking into consideration management's decision not to offer solids-control and industrial field services after mid-February and mid-March 2005, respectively. Until the Company obtains the amount of working capital required to meet its operating overhead, it will be necessary to continue to call upon the investment community and/or the Company's officers and directors for financial assistance.

During the fourth quarter, the Company's officers provided $155,251 in loans to the Company. All of the funds advanced during the fourth quarter were utilized to offset operating overhead expenses. The officers have not indicated a willingness to continue providing funds during 2005 in amounts, commensurate to the $1,166,439 advanced during 2004. Efforts are ongoing to obtain funding from sources outside of the Company. At this time, the Company has not received any financing commitments although certain initiatives are ongoing.

Going Concern

The Independent auditors' report contains language indicating that the financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has continuously incurred losses from operations and has a significant accumulated deficit. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is the Company's belief that it will continue to incur losses for at least the next six months, and as a result will require additional funds from debt or equity investments to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as going concern. The Company anticipates that its officers will contribute a portion of the funds needed to satisfy the cash needs of the Company for the next six months. However, there can be no assurances to that effect, as the Company has limited revenues and the Company's need for capital may change dramatically if it is successful in acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. To meet these objectives, management's plans are to (i) raise capital by obtaining financing through private placement efforts; (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from officers to the extent possible.

The Company's future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

Conclusion

Although the Company expended substantial financial resources to establish all three of its field service operations, the expected results were not achieved. Accordingly, as indicated above, two of our field service operations were discontinued during the first quarter of 2005 and their assets have been, or are being, liquidated.

The Company is concentrating its efforts on the marketing and sales of its Coale Separator and liquid waste remediation services along with the development of its Agricultural Clean-Up Program. In addition, the Company is investigating new opportunities related to its area of interest.

As stated herein, all future activities of the Company will be dependent on its ability to obtain additional funding in the near future.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $921,810 for the year ended December 31, 2004 as compared with $329,845 revenues for the year ended December 31, 2003. The increased revenue was due to increased revenues from our solids control subsidiary and our recently activated environmental clean-up subsidiary.

TOTAL COSTS AND EXPENSES: Total costs and expenses increased from $1,124,268 for the year ended December 31, 2003 to $3,660,892 for the year ended December 31, 2004.

OPERATING EXPENSES: Operating expenses increased from $169,917 for the year ended December 31, 2003 to $529,870 for the year ended December 31, 2004. The increase of $378,072 was primarily due to continuation of ramping up our infra-structure/ support activities in anticipation of increased business activities.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES: Selling, general and administrative expenses increased from $606,610 for the year ended December 31, 2003 to $2,150,043 for the year ended December 31, 2004. The increase of $1,543,433 was primarily due to increased sales expense including demo and testing costs incurred in our efforts to obtain long-term contacts, increased consulting fees, increased legal fees and additional management and administrative salaries as we seek to expand our customer base. $901,713 of the increase was due to issuances of common stock for consulting fees - ($443,625), legal fees - ($363,500), investor public relations - ($44,000), financing costs - ($15,000) and employee stock bonuses - ($35,588).

NET LOSS FROM OPERATIONS: The pretax loss increased from $(794,423) for the year ended December 31, 2003 to $(2,739,082) for the year ended December 31, 2004, an increased loss of $(1,944,659), an increase of 344.8%. Diluted net loss per common share increased 266.7% to $(0.08). The net loss per share calculation for the year ended December 31, 2004 included an increase in actual and equivalent shares outstanding.

The non-cash component of the increased loss was $901,713 as noted in the above discussion of selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the year ended December 31, 2004 totaled $571,834 as compared with $331,006 for the year ended December 31, 2003.

The increase of $240,828 consists of capital asset purchases of $480,785 for equipment needed by our solids control and enviro clean-up affiliates, $70,840 for E/C Units and related equipment construction, and $20,209 for office furniture, office equipment, computers and building improvements which total $571,834 less the increase of $331,006 for the year ended December 31, 2003.

Total debt increased from $1,291,606 at December 31, 2003 to $3,267,650 at December 31, 2004. Total debt as of December 31, 2004 and December 31, 2003 expressed as a percentage of total debt and shareholder equity is 268.3% and 223.0% respectively. $1,166,439 of the $1,976,044 increase was due to loans from the officers of the Company.

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


ITEM 7.       Financial Statements

Index to Financial Statements

Independent Accountant's Report..........................................
Financial Statements
       Balance Sheets....................................................
       Statements of Operations..........................................
       Statements of Stockholder's Equity................................
       Statements of Cash Flows..........................................
       Notes to Financial Statements.....................................

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

ITEM 8A. Controls and Procedures.

         We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a)      Evaluation of Disclosure Controls and Procedures.

         As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b)      Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c)      Limitations.

         Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. Other Information.

         None.

                                    PART III

ITEM  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons:
          Compliance With Section 16(a) of the Exchange Act

         The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending December 31, 2004. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

The officers and directors of the Ecoloclean Industries, Inc., Ecoloclean, Inc. and Ecoloclean of Texas, Inc. are as follows:

Name                       Age          Position

Royis Ward                 71           President, CEO, Director

Michael Ward               49           Secretary/Treasurer, Director


         Royis Ward has been the President and Director of Ecoloclean since January 2003. During 2003, until his resignation on October 1, 2003, he served as Secretary/Treasurer and a Director of Tidelands Oil & Gas Corporation, a publicly held company. Mr. Ward had served in the Tideland's offices since October 21, 1998. He has been engaged in the oil and gas industry since graduation from Tyler Junior College, Tyler, Texas in 1952. Initially, he was employed as a production superintendent and landman for Coffield & Guthrie, Inc., a large independent oil and gas operator and thereafter placed in charge of pipeline and drilling operations from 1952-1955. In 1955, he began to develop oil and gas properties for his own account as an independent oil and gas operator throughout the southwest until 1962. At that time, he became President of Omega Petroleum Corporation, Shreveport, Louisiana. Thereafter, he continued as an independent oil and gas operator drilling individual in excess of 50 wells in the South Texas Area. In 1968, he became the President and CEO of Omega Minerals, Inc. and was instrumental in acquiring vast oil and gas properties by drilling, development, and re-acquisitions. In 1985, Tidelands Oil Corporation, a Texas Corporation, was formed for the purpose of drilling and developing oil and gas properties in South Texas.

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

The officers and directors of the World Environmental Technologies, Inc. and Reliant Drilling are as follows:

  Name                        Age           Position


Michael Richardson             63           President, CEO, Director

Michael Richardson founded World Environmental Technologies, Inc. ("WET") in 2001. He founded the company to capitalize on business opportunities created by increased environmental governmental regulation in the State of Louisiana. He sought out new technologies which could address environmental remediation of contaminated industrial liquids. Prior to founding WET he was an independent consultant and project manager providing environmental consulting services a variety of corporations.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10%of its Common Stock were complied with, except as follows: During 2004, Royis Ward, Michael Ward and Michael Richardson each failed to file one Form 5 each, Annual Statement of Beneficial Ownership. During 2004, Michael Richardson failed to file two Forms 4, Statement of Change in Beneficial Ownership regarding two private transfers of his common stock, 1,000,000 shares on January 14, 2004, and 200,000 shares on January 4, 2004. Additionally, he filed five Forms 4 late.

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

         Compliance with applicable governmental laws, rules and regulations,

         The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

         Accountability for adherence to the Code.

ITEM 10. Executive Compensation

The following sets forth the compensation of the officers of the Company in the year ended December 31, 2004.

Summary Compensation.

The following table sets forth the compensation paid by the Company during fiscal year 2004 to its officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Table 1.
                                                                    Securities
                                                                    Underlying
Name and Position          Year       Salary            Bonus       Options/SARs

Royis Ward                 2004       $120,000(1)       -0-         -0-
Director, President

Michael Ward               2004       -0-               -0-         -0-
Sec/Treas., Director

Notes:
(1) As of December 31, 2004, the cumulative amount of unpaid officer salary was $280,000 and is included in accounts payable and accrued expenses of our financial statements.

Compensation of Directors
-------------------------

The members of the Board of Directors are not compensated by the Company for acting as such.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the Common Stock ownership information as of December 31, 2004, with respect to(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned. The percentages are based on 37,900,664 shares issued and outstanding as of December 31, 2004.

(a)      Beneficial Ownership of more than 5% based on 37,900,664 common shares.

    (1)                      (2)                   (3)                 (4)
Title of Class         Name and Address     Amount and Nature   Percent of Class
Common Stock


Royis Ward(1)(2)       1862 Bitters Rd.         6,000,000             15.83%
                       San Antonio, TX

Michael Ward(1)(2)     5902 Fenway St.          6,000,000             15.83%
                       Corpus Christi, TX

Michael Richardson(2)  950 Birdsong St.         2,685,500              7.08%
                       Lafayette, LA

Gregory M. Wilson      18610 East 32nd Ave.     3,200,000              8.44%
                       Greenacres, WA 99016


Total                                          17,617,700             46.48%


(b)Security Ownership of Management. Based on 37,900,664 shares as of December 31, 2004.

Table 2.

Title of Class         Name and Address     Amount and Nature   Percent of Class

Michael Ward(1)        1862 W. Bitters Rd.      6,000,000            15.83%
                       San Antonio, TX

Royis Ward(1)          5902 Fenway St.          6,000,000            15.83%
                       Corpus Christi, TX
                       78413

Michael Richardson(2)  950 Birdsong St.         2,685,500             7.08%
                       Lafayette, LA

Total                                          14,685,500            %

Directors as a group owned 31.66% of the Company's issued and outstanding stock.

Notes:
------
(1) Directors and Officers
(2) Mike Richardson is an officer and director of World Environmental Technologies, Inc.

 ITEM 12.  Certain Relationships and Related Transactions

As of December 31, 2004, Royis Ward and Michael Ward have loaned $1,718,609 and $233,199 respectively, to the Company. These amounts represent cumulative advances and the debt bears interest at the rate of 5% per annum. The debt is due on, or before July 10, 2006.

ITEM 13.      Exhibits

*3.1          Articles of  Incorporation  of  Sailtech  International,  Inc.,  a
              Nevada corporation, formerly Argonaut Resources, Ltd
*3.2          Articles  of  Amendment  Sailtech  International,  Inc.,  formerly
              Argonaut Resources, Ltd.
*3.3          Articles of Amendment  of Sailtech  International,  Inc.  changing name to Ecoloclean Industries, Inc. filed Form 8-K on 12-18-03.
*3.4          Bylaws of Sailtech International, Inc.
21            List of Subsidiaries
31.1          Chief  Executive  Officer-Section  302  Certification  pursuant to
              Sarbanes- Oxley Act.
31.2          Chief Financial  Officer-  Section 302  Certification  pursuant to
              Sarbanes- Oxley Act.
32.1          Chief  Executive  Officer-Section  906  Certification  pursuant to
              Sarbanes- Oxley Act.
32.2          Chief Financial  Officer-  Section 906  Certification  pursuant to
              Sarbanes- Oxley Act.

* Previously filed.

ITEM 14.  Principal Accountant Fees and Services.

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Baum & Co., P.A. of Coral Springs, Florida.

                                Year End        Year End
                                12-31-04        12-31-03

(1) Audit Fees                  $39,530         $31,970
(2) Audit-related Fees              -0-             -0-
(3) Tax Fees                        -0-             -0-
(4) All other fees                  -0-             -0-
    Total Fees                  $39,530         $31,970

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

The Company's principal accountant, Baum & Co., P.A. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of April, 2005.


                                           ECOLOCLEAN INDUSTRIES, INC.


                                           BY: /s/ Royis Ward
                                              ----------------------------------
                                              Royis Ward, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: April 20, 2005                           /s/ Royis Ward
                                              ----------------------------------
                                              Royis Ward, President, Director

                                               /s/ Michael Ward
                                              ----------------------------------
                                              Michael Ward, Secretary/Treasurer,
                                              Director

                           ECOLOCLEAN INDUSTRIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                           ECOLOCLEAN INDUSTRIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT.........................................        F-3

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets......................................        F-4

    Statements of  Consolidated Stockholders' (Deficit)..............        F-5

    Statements of Consolidated Operations ...........................        F-6

    Statements of Consolidated Cash Flows............................  F-7 - F-8

    Notes to Consolidated Financial Statements ...................... F-9 - F-18

                              BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 209
                          CORAL SPRINGS, FLORIDA 33071




                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Ecoloclean Industries, Inc.
2242 S. Highway 83
Crystal City, TX 78839


We have audited the accompanying consolidated balance sheets of Ecoloclean Industries, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of stockholders' (deficit), operations, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecoloclean Industries, Inc. as of December 31, 2004 and 2003 and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.



Baum & Company, P.A.
Coral Springs, Florida
April 14, 2005


                           ECOLOCLEAN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                               December 31,    December 31,
                                                                   2004            2003
                                                               ------------    ------------
Current Assets:
      Cash                                                     $      5,929    $      2,532
      Accounts Receivable                                           153,987          77,037
      Prepaid Expenses                                               72,294          19,616
                                                               ------------    ------------
         Total Current Assets                                       232,210          99,185
                                                               ------------    ------------

Property, Plant and Equipment, (Net) (Notes 1,3)                    858,692         425,718
                                                               ------------    ------------

Other Assets:
      Deposits                                                       12,970             200
License and Trademark Costs (Net) (Notes 1,2)                        80,434          20,528
      Intangible Assets                                              33,585          33,585
                                                               ------------    ------------
         Total Other Assets                                         126,989          54,313
                                                               ------------    ------------

         Total Assets                                          $  1,217,891    $    579,216
                                                               ============    ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
      Accounts Payable and Accrued Expenses                    $  1,055,720    $    488,823
      Notes and Loans Payable - Current Portion                     260,461          27,414
                                                               ------------    ------------
         Total Current Liabilities                                1,316,181         516,237

Long-Term Debt (Note 4)                                               9,661            --

Due to Related Parties (Note 5)                                   1,941,808         775,369
                                                               ------------    ------------

         Total Liabilities                                        3,267,650       1,291,606
                                                               ------------    ------------
Commitments and Contingencies                                          --              --
Stockholders' (Deficit)
      Preferred Stock, $0.001 par value per share,
        10,000,000 shares, authorized 0 shares
        issued and outstanding                                         --              --
        Common Stock, $0.0001 par value per share,
         100,000,000 shares authorized, 37,900,664
         and 32,500,664 shares issued and outstanding
          at 2004 and 2003 respectively                               3,790           3,250
      Additional Paid-in Capital                                  1,591,731         190,558
      Accumulated (Deficit)                                      (3,645,280)       (906,198)
                                                               ------------    ------------

         Total Stockholders' (Deficit)                           (2,049,759)       (712,390)
                                                               ------------    ------------

         Total Liabilities and Stockholders' (Deficit)         $  1,217,891    $    579,216
                                                               ============    ============


           See Accompanying Notes to Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                               Common
                               Stock                           Additional         Stock                             Total
                               Shares                            Paid-In       Subscription      Accumulated     Stockholders'
                               Issued           Amount           Capital        Receivable         (Deficit)       (Deficit)
                            -------------    -------------    -------------    -------------    -------------    -------------
Balance -
December 31, 2002                 500,000    $         500    $      49,500    $     (10,000)   $    (111,775)   $     (71,775)

Reverse Merger
Transaction:
  Shares Outstanding           10,092,435           10,092             --               --               --             10,092
  Exchange
      Existing Shares            (500,000)            (500)         (49,500)            --               --            (50,000)
      New Issuances            20,000,000           20,000             --               --               --             20,000
      Net Deficit at Time
       of Reverse  Merger            --               --           (103,558)            --               --           (103,558)
Collection of Stock
   Subscription                      --               --               --             10,000             --             10,000

Stock Issuances:
    Sale of Common Stock          357,140              357           24,643             --               --             25,000
    For Payment of
      Accounts Payable            326,089              327           81,947             --               --             82,274
   For Services And
      Compensation              1,725,000            1,725          152,275             --               --            154,000

Shareholder Assumption
  Of Liability                       --               --              6,000             --               --              6,000
Recapitalization of Par
  Value                              --            (29,251)          29,251             --               --               --
Net (Loss) For
  The Period                         --               --               --               --           (794,423)        (794,423)
                            -------------    -------------    -------------    -------------    -------------    -------------

Balance
 December 31, 2003             32,500,664    $       3,250    $     190,558    $           0    $    (906,198)   $    (712,390)

Stock Issuances
  Sale of Common  Stock         1,000,000              100          499,900             --               --            500,000
For Services and
  Compensation                  4,400,000              440          901,273             --               --            901,713
Net Loss For The Period              --               --               --               --         (2,739,082)      (2,739,082)
                            -------------    -------------    -------------    -------------    -------------    -------------

Balance
  December 31, 2004            37,900,664    $       3,790    $   1,591,731    $           0    $  (3,645,280)   $  (2,049,759)
                            =============    =============    =============    =============    =============    =============



           See Accompanying Notes to Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                      STATEMENTS OF CONSOLIDATED OPERATIONS



                                           For Year Ended      For Year Ended
                                         December 31, 2004    December 31, 2003
                                         -----------------    -----------------


Revenues                                 $         921,810    $         329,845
                                         -----------------    -----------------

Expenses:
   Cost of Sales                                   617,112              169,917
   Operating Expenses                              529,870              151,798
   Depreciation & Amortization                     144,549               41,692
   Interest                                         99,318               34,251
   Officer's Salary                                120,000              120,000
   Selling, General and Administrative           2,150,043              606,610
                                         -----------------    -----------------

   Total Expenses                                3,660,892            1,124,268
                                         -----------------    -----------------

Net (Loss)                               $      (2,739,082)   $        (794,423)
                                         =================    =================

Net (Loss) Per Common Share
   Basic and Diluted                     $           (0.08)   $           (0.03)
                                         =================    =================

Weighted Average Number of Common
   Shares Outstanding                           35,200,664           31,296,350
                                         =================    =================
















           See Accompanying Notes to Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                           For Year Ended       For Year Ended
                                                          December 31, 2004    December 31, 2003
                                                          -----------------    -----------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)                                            $      (2,739,082)   $        (794,423)
   Adjustments to Reconcile Net (Loss)
           to Net Cash Provided (Required) By
          Operating Activities:
    Depreciation and Amortization                                   144,549               41,692
    Issuance of Common Stock
         For Services Provided                                      901,713              154,000
    Officer's Salary Accrual                                        120,000              120,000
    Cash Effects of Changes, Net of Effects
          From Acquired Company:
             Accounts Receivable                                    (76,950)             (48,367)
           Prepaid Expenses                                         (52,678)              (4,843)
           Deposits                                                 (12,770)                (200)
           Accounts Payable and Accrued Expenses                    446,897              238,634
              Customer Deposits                                           0              (65,000)
                                                          -----------------    -----------------
Net Cash (Required) by Operating Activities                      (1,268,321)            (358,507)
                                                          -----------------    -----------------

Cash Flows (Required) By
   Investing Activities:
      Acquisition of Licenses and Trademark Costs                   (65,505)                   0
      Purchases of Property, Plant and
         Equipment Net of Effects From
         Acquired Company                                              --
         Purchases of Property, Plant and Equipment                (571,924)            (331,006)
                                                          -----------------    -----------------

Net Cash (Required) By Investing Activities                        (637,429)            (331,006)
                                                          -----------------    -----------------

Cash Flows Provided (Required) By
   Financing Activities:
       Proceeds From Collection of
         Stockholder Subscriptions                                        0               10,000
       Note Payable Paid by Stockholder                                   0                6,000
       Proceeds From Issuance of Common Stock                       500,000               25,000
       Proceeds  (Payments) of Notes and  Loans Payable             242,708               (6,433)
       Repayment of Loans From Related Parties                            0              (30,891)
       Proceeds of Loans From Related Parties                     1,166,439              687,665
                                                          -----------------    -----------------
Net Cash Provided by Financing Activities                         1,909,147              691,341
                                                          -----------------    -----------------

Net Increase in Cash                                                  3,397                1,828
Cash at Beginning of Period                                           2,532                  704
                                                          -----------------    -----------------
Cash at End of Period                                     $           5,929    $           2,532
                                                          =================    =================




           See Accompanying Notes to Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                   (CONTINUED)





                                             For Year Ended      For Year Ended
                                           December 31, 2004   December 31, 2003
                                           -----------------   -----------------


Supplemental Disclosures of Cash
   Flow Information
        Cash Payments for Interest         $          18,826   $           9,459
                                           =================   =================
        Cash Payments for Income Taxes     $               0   $               0
                                           =================   =================

Non-Cash Financing Activities:
   Issuance of Common Stock:
          Operating Activities             $         901,713   $         154,000
          Payment of Accounts Payable                      0              82,274
                                           -----------------   -----------------

Total Non-Cash Financing Activities        $         901,713   $         236,274
                                           =================   =================





















           See Accompanying Notes to Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



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

         Organization
         ------------

         On June 11, 2002, Ecoloclean, Inc., the Company, incorporated in the state of Texas. On September 1, 2002 the Company acquired all of the outstanding shares of World Environmental Technologies, Inc. (WET). On January 14, 2003 the Company completed a reverse acquisition with Sailtech International, Inc. and the Company changed its name to
         Ecoloclean Industries, Inc. In addition to owning all of the outstanding shares of WET, the company also owns all of the outstanding shares of Reliant Drilling Systems, Inc. and Ecoloclean of Texas, Inc. (See Note 9 - Subsequent Events).

         Business
         --------

         The Company and its subsidiaries operate under a worldwide, industry exclusive and perpetual license to manufacture machines, pursuant to a patent, for the treatment of contaminated water through a process known as electrocoagulation. The industry exclusivity applies to the petroleum exploration, petroleum, chemical, transportation and refining industries.

         The Company also provides environmental clean-up services to industrial customers and solids handling services to oil and gas drilling contractors.

         In addition, the Company expects to offer various models of the "Coale Separator", described in Note 2 below, beginning in the first quarter of 2005.

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts
         of  the  Company  and  its  wholly-owned  subsidiaries.   All  material
         inter-company items and transactions have been eliminated.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

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

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Goodwill and Purchased Intangible Assets (Continued)
         ----------------------------------------------------

         Based upon the impairment tests performed, there was no impairment of goodwill for the year ended December 31, 2004. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         Purchased intangible asset (The "License Agreement") is carried at cost less accumulated amortization. Amortization is computed over the estimated economic useful life of the underlying patent of five years.

         Long-Lived Assets
         -----------------

         Statement of Financial Accounting Standards 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset, and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         The requirements of SFAS 144 and the evaluation by the Company did not have a significant effect on the consolidated financial position or results of consolidated operations.

         Revenue Recognition
         -------------------

         The Company recognizes revenue on service contracts ratably over applicable contract periods or as services are performed. Amounts billed and collected before the services are performed are included in deferred revenues. Amounts collected but not billed, before the services are performed, are included in customer deposits.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Going Concern
         -------------

         The accompanying audited consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations. However, as shown in these consolidated financial statements, the Company during the year ended December 31, 2004, incurred a net loss of $2,739,082, and as of that date, the Company's total liabilities exceeded its total assets by $2,049,759. In addition, the Company in its short history (incorporated in 2002) has an accumulated deficit of $3,645,280. These factors raise doubt about the Company's ability to continue as a going concern if changes in operations are not forthcoming. Management, in the first quarter of 2005 (see Note 9 - Subsequent Events), has taken a position that by discontinuing operations in certain of its wholly-owned subsidiaries, and concentrating its efforts on more productive resources, the Company will achieve more favorable operating results. The Company's ability to continue as a going concern will depend on management's ability to successfully implement a business plan which will increase revenues, control costs, and obtain additional forms of debt and/or equity financing. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Net (Loss) Per Common Share
         ---------------------------

         The Company accounts for earnings (losses) per share in accordance with Statement of Financial Accounting Standard 128 ("SFAS 128") "Earnings per Share". Basic earnings (losses) per share is based upon the net earnings (losses) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted earnings (losses) per share reflects the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such affect would have been dilutive. Basic and diluted net loss per common share are the same since (a) the Company has reflected net losses from continuing operations for all periods presented and (b) the potential common shares of the Company would be anti-dilutive.

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



NOTE 2 - LICENSE AND TRADE MARK COSTS
------   -----------------------------

         The Company acquired an industry exclusive, perpetual worldwide license to commercialize the inventions on patents and market, manufacture, sell, lease and, or utilize, for processing electrocoagulation units for the treatment of effluent water. Royalties are $3,000 per unit manufactured and 2% of gross processing revenues. License costs are being amortized over 5 years.

         During 2005, the Company obtained the worldwide exclusive rights for the patented Coale Separator which supercedes a previously announced general revenue sharing agreement with the licensors.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



NOTE 2 - LICENSE AND TRADE MARK COSTS (CONTINUED)
------   ----------------------------------------

         The new license agreement and international marketing rights will allow Ecoloclean the opportunity to market, manufacture, install and commercialize the inventions and to operate and use such process apparatus, machinery and devices to remove contaminants from fuels used in combustion engines, using fewer than five (5) gallons of fuel per minute. The exclusive rights granted under this superceding agreement will apply to industries that use combustion engines and are inclusive of two patents currently in place and any future related patents, improvements or applications. This acquisition will be developed and marketed under Ecoloclean's World Environmental Technologies, Inc. subsidiary.

         The license agreement and a related consulting agreement require a $50,000 one-time license fee and the issuance of 50,000 shares of restricted common stock of Ecoloclean Industries, Inc. which was valued at $12,000 and issued in 2005 after approval in 2004.

         The Company incurred trademark application costs of $3,505 regarding various product names for the Coale Separator.

         A summary of license and trademark costs at December 31, 2004 and 2003 is as follows:

                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------

         License Costs Electro Coagulation
           Technology (Net)                          $     14,929   $     20,528
         License Costs - Coale Separator                   62,000              0
         Trademark Costs - Coale                            3,505              0
                                                     ------------   ------------
                                                     $     80,434   $     20,528
                                                     ============   ============


                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at December 31, 2004 and December 31, 2003 is as follows:

                                              December 31,    December 31,      Estimted
                                                  2004            2003        Economic Life
                                              ------------    ------------    -------------
         Land                                 $     80,000    $     80,000         N/A
         Warehouse                                  34,120          29,726      40 Years
         Electro Coagulation Units                 239,237         184,358       5 Years
         Machinery & Equipment                     619,630         137,996       5 Years
         Office Equipment                            8,789           2,911       5 Years
         Computers & Related Equipment              15,640           7,236       5 Years
         Transportation Equipment                   42,448          25,713       5 Years
                                              ------------    ------------
              Total                              1,039,864         467,940
         Less Accumulated Depreciation             181,172          42,222
                                              ------------    ------------
           Net Property, Plant & Equipment    $    858,692    $    425,718
                                              ============    ============

         Depreciation expense for the years ended December 31, 2004 and December 31, 2003 amounted to $138,950 and $36,093 respectively.

NOTE 4 - LONG-TERM DEBT
------   --------------

         A summary of notes and loans payable at December 31, 2004 and 2003 are as follows:

                                                             December 31,   December 31,
                                                                 2004           2003
                                                             ------------   ------------
         Note Payable, unsecured, 10% Interest Bearing,
           Maturing April 6, 2005 (Note extended to          $    150,000   $          0
           October 6, 2005)

         Loan Payable, Unsecured, Non Interest Bearing
           Payable on Demand                                       15,108              0

         Notes Payable, Secured Interest Bearing Factoring
           Line of Credit (See Note Below)                         89,252         27,414

         Note Payable, Secured by a Truck, 14% Interest
           Bearing, Maturing July 22, 2007                         15,762              0
                                                             ------------   ------------
                                                                  270,122         27,414
                   Less Current Maturities                        260,461         27,414
                                                             ------------   ------------
                        Total Long-Term Debt                 $      9,661   $          0
                                                             ============   ============

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



NOTE 4 - LONG-TERM DEBT (CONTINUED)
------   --------------------------

         Note: The Company has entered into an agreement to factor certain accounts receivable. Under this agreement, the Company may receive up to seventy percent of the account balance at an interest rate of 2% the first month and 1% per month on the outstanding factored invoice thereafter until payment is received.

NOTE 5 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved a salary for services provided. At December 31, 2004 the cumulative amount of unpaid officer's salary was $280,000 and is included in accounts payable and accrued expenses.

         At December 31, 2004 cumulative advances bearing interest at 5% per annum Due to officers of the Company amounted to $1,941,808 plus $97,130 accrued interest. The accrued interest is included in accounts payable and accrued expenses. The advances are due July 10, 2006 with the right of prepayment.

NOTE 6 - INCOME TAXES

         The Company files a consolidated federal income tax return. At December 31, 2004, the Company had a net operating loss carryforward of approximately $3,345,187 available to offset future federal taxable income through 2024. The components of the deferred tax assets and liabilities accounts at December 31, 2004 are as follows:

         Total Deferred Tax Assets                                $    1,137,364
         Less:  Valuation Allowance                                    1,137,364
                                                                  --------------
         Deferred Tax Asset (Liability)                           $            0
                                                                  ==============

NOTE 7 - COMMON STOCK TRANSACTIONS
------   -------------------------

         On January 2, 2004, the Company approved the issuance of 100,000 shares of restricted common stock for consulting services valued at $50,000. These shares were issued March 15, 2004.

         On April 14, 2004, the Company issued 100,000 shares of its restricted common stock for investor and public relations services valued at $44,000.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 7 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   -------------------------------------

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

         On  October  18,  2004,  the  Company  issued  150,000  shares  of  its
         restricted   common  stock  valued  at  $15,000  regarding  a  $150,000 six-month loan.

         On October 27, 2004, the Company issued 25,000 shares of its restricted common stock valued at $5,625 to each of four employees as stock bonuses.

         On November 3, 2004, the Company issued 25,000 shares of its restricted common stock valued at $4,375 to an employee as a stock bonus.

         On December 29, 2004, the Company issued 25,000 shares of its restricted common stock valued at $2,250 to each of two employees as a stock bonus.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 8 - STOCK PLAN
------   -------------

         On July 8, 2004, the Company adopted the 2004 Non-Qualified Stock Grant and Option Plan. The Plan was registered with the Securities and Exchange Commission on Form S-8 on July 23, 2004. The Plan is administered by the Company's Board of Directors. The Plan provides for the issuance of common stock, warrants and options in payment for services. Eligible participants are as follows: Directors, Officers, Employees, Consultants, Attorneys and Others. There are 5,000,000 shares reserved under the Plan and as at December 31, 2004, there remains 4,800,000 shares available for future issuance.

 NOTE 9 - SUBSEQUENT EVENTS
 ------   -----------------

         During the first quarter of 2005, Reliant Drilling Systems, Inc., a wholly-owned subsidiary of the Company, which had been engaged in providing solids control services for oil and gas drillers and producers, began to sell certain of its equipment assets in order to implement its decision to no longer offer these services. For the year ended December 31, 2004, this wholly-owned subsidiary had revenues of $718,025 with a reported loss of $280,091.

         Also, during the first quarter of 2005, Ecoloclean of Texas, Inc. another wholly-owned subsidiary of the Company, which had been engaged in providing enviro cleanup services to industrial customers, executed a letter of intent to sell its equipment assets and customer contracts in accordance with its decision to no longer offer its services. For the year ended December 31, 2004, this wholly-owned subsidiary had revenues of $132,668 with a reported loss of $285,651.