Form 10QSB
period 2005-03-31
ECOLOCLEAN INDUSTRIES INC
filed 2005-05-19
CIK 1161165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ending March 31, 2005

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

As of March 31, 2005, there were 38,150,664 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                           ECOLOCLEAN INDUSTRIES, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2005 and December 31, 2004...........................     3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2005 and 2004.............       5

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2005 and 2004.............     6-7

         Notes to Condensed Consolidated Financial Statements...........    8-10

Item 2 - Management's Discussion and Analysis or Plan of Operation .....      11

Item 3 - Controls and Procedures........................................      13

PART II - Other Information

Item 1 - Legal Proceedings .............................................      14

Item 2 - Unregistered Sales of Equity Securities........................      14

Item 3 - Defaults Upon Senior Securities................................      14

Item 4 - Submission of Matters to a Vote of Security Holdings...........      14

Item 5 - Other Information..............................................      14

Item 6 - Exhibits.......................................................      14

Signature...............................................................      15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                             March 31, 2005    December 31, 2004
                                           -----------------   -----------------
                                              (Unaudited)

Current Assets:
   Cash                                    $          47,152   $           5,929
   Accounts Receivable                                78,985             153,987
   Prepaid Expenses                                   28,622              72,294
                                           -----------------   -----------------
      Total Current Assets                           154,759             232,210
                                           -----------------   -----------------

Property Plant and Equipment, Net                    497,845             516,479
                                           -----------------   -----------------

Other Assets:
   Assets Held For Sale                              100,258             342,213
   Deposits                                          101,296              12,970
   License, Net                                       75,935              80,434
   Intangible Asset                                   33,585              33,585
                                           -----------------   -----------------
      Total Other Assets                             311,074             469,202
                                           -----------------   -----------------

      Total Assets                         $         963,678   $       1,217,891
                                           =================   =================



















      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                  March 31, 2005     December 31, 2004
                                                -----------------    -----------------
                                                   (Unaudited)
Current Liabilities:
   Accounts Payable and
      Accrued Expenses                          $       1,100,109    $       1,055,720
      Deposit - Sale of Assets                              4,891                    0
   Note Payable - Current Maturities                      222,434              260,461
                                                -----------------    -----------------
      Total Current Liabilities                         1,327,434            1,316,181

Long-Term Debt                                              8,136                9,661

Due to Related Parties                                  2,138,967            1,941,808
                                                -----------------    -----------------

      Total Liabilities                                 3,474,537            3,267,650
                                                -----------------    -----------------
Commitments and Contingencies                                --                   --

Stockholders' (Deficit):
   Preferred Stock, $0.01 par value
     1,000,000 shares authorized, none issued                --                   --
   Common Stock, $.001 par value per share,
     50,000,000 shares authorized;
     37,900,664 shares issued and
     outstanding December 31, 2004
     38,150,164 shares issued and outstanding
     March 31, 2005                                         3,815                3,790
   Additional Paid-in Capital                           1,619,706            1,591,731
   Accumulated (Deficit)                               (4,134,380)          (3,645,280)
                                                -----------------    -----------------

      Total Stockholders' (Deficit)                    (2,510,859)          (2,049,759)
                                                -----------------    -----------------

      Total Liabilities and
        Stockholders' (Deficit)                 $         963,678    $       1,217,891
                                                =================    =================











      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -4-

                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                Three Months      Three Months
                                                    Ended             Ended
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------


Revenues:                                      $            0    $       71,117
                                               --------------    --------------
Expenses:
   Cost of Sales                                            0            31,155
   Operating Expenses                                  54,254            42,749
   Depreciation & Amortization                         23,256            16,744
   Interest                                            30,335            14,598
   Officer's Salary                                    30,000            30,000
   Selling, General and Administrative                222,194           226,815
                                               --------------    --------------
      Total Expenses                                  360,039           362,061
                                               --------------    --------------

Net (Loss) From Continuing Operations                (360,039)         (290,944)
Net (Loss) From Discontinued Operations              (129,061)          (18,142)
                                               --------------    --------------

Net (Loss)                                     $     (489,100)   $     (309,086)
                                               ==============    ==============

Net (Loss) Per Common Share
   Basic and Diluted
      Net (Loss) From Continuing Operations    $        (0.01)   $        (0.01)
      Net (Loss) From Discontinued Operations           (0.00)            (0.00)
                                               --------------    --------------

           Total                               $        (0.01)   $        (0.01)
                                               ==============    ==============

Weighted Average Number of Common
      Shares Outstanding                           38,025,664        32,550,664
                                               ==============    ==============















      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -5-

                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                Three Months      Three Months
                                                    Ended             Ended
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------

Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      From Continuing Operations               $     (360,039)   $     (290,944)
      From Discontinued Operations                   (129,061)          (18,142)
    Adjustments To Reconcile Net (Loss)
       To Net Cash Provided (Required)
         By Operating Activities:

    Depreciation And Amortization
      From Continuing Operations                       23,256            16,744
      From Discontinued Operations                     21,078             2,931
    Issuance Of Common Stock
      For Services Provided                            16,000            50,000
    Loss On Sale Of Equipment                          15,090
    Officer's Salary                                   30,000            30,000
        Changes In:
        Accounts Receivable                            75,002            36,507
        Prepaid Expenses                               43,672             8,350
        Deposits                                       11,800                 0
        Accounts Payable And Accrued Expenses          26,389            40,590
        Deposit - Sale Of Assets                        4,891                 0
        Customer Deposits                                   0              (200)
                                               --------------    --------------

Net Cash (Required)
  By Operating Activities                            (221,922)         (124,164)
                                               --------------    --------------

Cash Flows Provided (Required)
  By Investing Activities:
   Deposits And Advances For
      Pending Acquisitions                           (100,126)                0
  Proceeds - Sale of Equipment                        211,928                 0
  Acquisitions of Property, Plant & Equipment          (6,264)         (184,783)
                                               --------------    --------------

Net Cash Provided (Required)
  By Investing Activities                             105,538          (184,783)
                                               --------------    --------------





      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -6-

                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)


                                                Three Months      Three Months
                                                    Ended             Ended
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------

Cash Flows Provided (Required) By
   Financing Activities:
      Payment Of Short-Term Loans                     (38,027)                0
      Payments Of Long-Term Loans                      (1,525)             (544)
      Proceeds Of Loans From
         Related Parties                              197,159           343,891
                                               --------------    --------------

Net Cash Provided By Financing Activities             157,607           343,347
                                               --------------    --------------

Net Increase In Cash                                   41,223            34,400
Cash At Beginning Of Period                             5,929             2,532
                                               --------------    --------------
Cash At End Of Period                          $       47,152    $       36,932
                                               ==============    ==============

Supplemental Disclosures Of
   Cash Flow Information
      Cash Payments For Interest               $       13,335    $        3,032
                                               ==============    ==============

      Cash Payments For Income Taxes           $            0    $            0
                                               ==============    ==============
Non-Cash Financing Activities:
   Issuance Of Common Stock:
      Operating Activities                     $       16,000    $       50,000
      Payment Of Accounts Payable                      12,000                 0
                                               --------------    --------------
      Total Non-Cash Financing Activities      $       28,000    $       50,000
                                               ==============    ==============









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -7-

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2005 and 2004 have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2004 is derived from the registrant's Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 2004, included in the registrant's Form 10-KSB for the year ended December 31, 2004.

         Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries, Ecoloclean, Inc., World Environmental Technologies, Inc., Ecoloclean of Texas, Inc. and Reliant Drilling Systems, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 2 - GOING CONCERN
------   -------------

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations. However, as shown in these condensed consolidated financial statements, the Company during the three-month period ended March 31, 2005, incurred a net loss from continuing operations of $360,039 and a net loss from discontinued operations of $129,061. In addition, as at March 31, 2005, the Company's total liabilities exceeded its total assets by $2,510,859. The Company has experienced significant recurring operational losses and negative cash flows from operations and at March 31, 2005 has an accumulated deficit of $4,134,380. These factors raise doubt about the Company's ability to continue as a going concern if changes in operations are not forthcoming. Management, in the first quarter of 2005 has taken a position that by discontinuing operations in certain of its wholly-owned subsidiaries, and concentrating its efforts on more productive resources, the Company will achieve more favorable operating results. The Company's ability to continue as a going concern will depend on management's ability to successfully implement a business plan which will increase revenues, control costs, and obtain additional forms of debt and/or equity financing. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 3 - LICENSE AND TRADE MARK COSTS
------   ----------------------------

         The Company acquired an industry exclusive, perpetual worldwide license to commercialize the inventions on patents and market, manufacture, sell, lease and, or utilize, for processing electrocoagulation units for the treatment of effluent water. Royalties are $3,000 per unit manufactured and 2% of gross processing revenues. License costs are being amortized over 5 years.

         During 2004, the Company obtained the worldwide exclusive rights for the patented Coale Separator which supercedes a previously announced general revenue sharing agreement with the licensors.

         The new license agreement and international marketing rights will allow the Company the opportunity to market, manufacture, install and commercialize the inventions and to operate and use such process apparatus, machinery and devices to remove contaminants from fuels used in combustion engines, using fewer than five (5) gallons of fuel per minute. The exclusive rights granted under this superceding agreement will apply to industries that use combustion engines and are inclusive of two patents currently in place and any future related patents, improvements or applications. This acquisition will be developed and marketed under the Company's subsidiary, World Environmental Technologies, Inc.

         The license agreement and a related consulting agreement require a $50,000 one-time license fee and the issuance of 50,000 shares of restricted common stock of Ecoloclean Industries, Inc. which was valued at $12,000 and issued on January 24, 2005. This license fee is also being amortized over a 5-year life.

         The Company incurred trademark application costs of $3,505 regarding various product names for the Coale Separator during 2004.

         A summary of license and trademark costs at March 31, 2005 and December 31, 2004 net of applicable amortization is as follows:

                                                       March 31,    December 31,
                                                         2005           2004
                                                     ------------   ------------
         License Costs Electro Coagulation
           Technology (Net)                          $     13,530   $     14,929
         License Costs - Coale Separator (Net)             58,900         62,000
         Trademark Costs - Coale                            3,505          3,505
                                                     ------------   ------------
                                                     $     75,935   $     80,434
                                                     ============   ============


                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
------   -----------------------------

         A summary of property, plant and equipment at March 31, 2005 and December 31, 2004 is as follows:

                                                                                                                       Estimated
                                          March 31,     December 31,   Economic
                                             2005           2004         Life
                                         ------------   ------------   --------

         Land                            $     80,000   $     80,000      N/A
         Warehouse                             34,120         34,120   40 Years
         Electro Coagulation Units            239,237        239,237    5 Years
         Machinery & Equipment                235,845        229,829    5 Years
         Office Equipment                       8,789          8,789    5 Years
         Computers & Related Equipment         12,939         12,691    5 Years
         Transportation Equipment              42,448         42,448    5 Years
                                         ------------   ------------
              Total                           653,378        647,114
         Less Accumulated Depreciation        155,533         130,635
                                         ------------   ------------
            Net Property, Plant
              & Equipment                $    497,845   $    516,479
                                         ============   ============

         Assets Held For Sale            $    100,258   $    342,213
                                         ============   ============

         Depreciation expense for the three months ended March 31, 2005 and March 31, 2004 amounted to $38,835 and $18,276 respectively.

NOTE 5 - LONG-TERM DEBT
------   --------------

         A summary of notes and loans payable at March 31, 2005 and December 31, 2004 are as follows:

                                                           March 31,    December 31,
                                                             2005           2004
                                                         ------------   ------------
         Note Payable, Unsecured, 10% Interest
           Bearing, Maturing October 6, 2005             $    150,000   $    150,000

         Loan Payable, Unsecured, Non Interest Bearing
           Payable on Demand                                   15,195         15,108

         Notes Payable, Secured Interest Bearing
           Factoring Line of Credit (See Note Below)           50,693         89,252

         Note Payable, Secured by a Truck, 14%
           Interest Bearing, Maturing July 22, 2007            14,682         15,762
                                                         ------------   ------------
                                                              230,570        270,122
              Less Current Maturities                         222,434        260,461
                                                         ------------   ------------
                   Total Long-Term Debt                  $      8,136   $      9,661
                                                         ============   ============

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

 NOTE 5 - LONG-TERM DEBT (CONTINUED)
 ------   -------------------------

         Note: The Company has entered into an agreement to factor certain accounts receivable. Under this agreement, the Company may receive up to seventy percent of the account balance at an interest rate of 2% the first month and 1% per month on the outstanding factored invoice thereafter until payment is received. On May 5, 2005, the Company completed payment of all outstanding accounts due.

NOTE 6 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved a salary for services provided. As of March 31, 2005, the cumulative amount of unpaid officer's salary was $310,000 and is included in accounts payable and accrued expenses.

         At March 31, 2005, cumulative advances bearing interest at 5% per annum due to officers of the Company amounted to $2,138,967 plus $122,724 accrued interest. The accrued interest is included in accounts payable and accrued expenses. The advances are due July 10, 2006 with the right of prepayment.

 NOTE 7 - DISCONTINUED OPERATIONS
 ------   -----------------------

         During  the first  quarter  of 2005,  Reliant  Drilling  Systems,  Inc.
         ("RDS"), a wholly-owned subsidiary of the Company, which had been engaged in providing solids control services for oil and gas drillers and producers, began to sell certain of its equipment assets in order to implement its decision to no longer offer these services. For the year ended December 31, 2004, RDS had revenues of $718,025 with a reported loss of $280,091.

         Sales of equipment recorded by "RDS" during the first quarter of 2005 were in excess of $200,000 with a resulting loss of $15,090. During April 2005, "RDS" recorded approximately $38,000 of equipment sales resulting in a gain in excess of $6,500.

         Following this sale, "RDS" has equipment remaining with a book value approximating $55,000. "RDS" expects to receive an additional $ 35,000 on the sale of certain equipment which will result in a minimal gain. The balance of the equipment (approximately $20,000) will be utilized by another subsidiary.

         Also during the first quarter of 2005, Ecoloclean of Texas, Inc., ("ECOT") a wholly-owned subsidiary of the Company, which had been engaged in providing enviro cleanup services to industrial customers, executed a Letter of Intent to sell certain of its equipment with a book value of $41,574, job materials and supplies and its customer contracts for $120,000 (see Note 9). For the year ended December 31, 2004, this wholly-owned subsidiary had revenues of $132,668 with a reported loss of $285,651.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 7 - DISCONTINUED OPERATIONS (CONTINUED)
------   -----------------------------------

         As a result of the Company discontinuing the operations of "RDS" and "ECOT", the condensed consolidated financial statements and the related notes contained herein have been restated to reflect the financial position, results of operations and cash flows of "RDS" and "ECOT" as discontinued operations.

         The following table sets forth, for the periods indicated, selected financial data of the Company's discontinued operations.


             SELECTED FINANCIAL DATA FOR DISCONTINUED OPERATIONS


                                                      Three Months Ended
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------

         Revenue                               $       76,007        $   67,610
         Cost of Sales                                 48,628            17,398
                                               --------------    --------------
         Gross Profit                                  27,379            50,212
         Expenses                                     156,440            68,354
                                               --------------    --------------
         (Loss) From Discontinued Operations   $     (129,061)       $  (18,142)
                                               ==============    ==============

NOTE 8 - COMMON STOCK TRANSACTIONS
------   -------------------------

         0n January 24, 2005, the Company issued 200,000 shares of its restricted common stock for 2005 investor public relations services valued at $16,000.

         On January 24, 2005, the Company issued 50,000 shares of its restricted common stock valued at $12,000 in partial payment of obligations regarding the acquisition of the Coale Separator license.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


 NOTE 9 - SUBSEQUENT EVENTS
 ------   -----------------

         On April 18, 2005, Ecoloclean of Texas, Inc. ("ECOT") completed the transaction to sell its equipment assets and customer contracts for $120,000 payable over a one-year period. The effective date of the transaction was April 1, 2005 and resulted in a gain of approximately $75,000.

         On May 13, 2005, the Company executed a non-binding Letter of Intent to acquire 100% ownership of a company engaged in providing creative and cost effective solutions to a wide range of industrial pure water, waste water and solid waste management problems. In order to complete the proposed transaction, the Company is required to provide $300,000 of working capital and other considerations including 2,500,000 shares of its restricted common stock. Prior to the execution of the Letter of Intent, the Company provided $51,000 of deposits/advances of which $31,000 was advanced as of March 31, 2005.

         The Company has also been in discussions and negotiations with a water-processing company for possible acquisition. The company has advanced funds and incurred expenses in excess of $70,000 as of March 31, 2005. The Company is continuing its efforts to complete the acquisition of the entity.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview and Plan of Operation

Background

During the quarter ended March 31, 2005, Ecoloclean Industries, Inc. ("ECCI"), had gross operating revenues of $0 from continuing operations and $76,007 from discontinued operations which were generated by its Louisiana subsidiary, Reliant Drilling Systems, Inc. ("RDS"), and its Texas Subsidiary, Ecoloclean of Texas, Inc. ("ECOT"), whose operations were discontinued during this quarter.

Current Operations

A. Industrial and Exploration Liquid Waste Remediation Services

World Environmental Technologies, Inc. ("WET"), a wholly owned subsidiary, has utilized its Louisiana statewide Water Discharge Permit and its patented Electro Coagulation ("EC") treatment systems to aggressively market it services for oil field and industrial liquid waste remediation. These efforts have resulted in WET acquiring Master Service Agreements from several Refinery Groups and Petroleum Operators, which it is waiting to implement. At this time there are no pending contracts or orders to provide services for oil field and industrial liquid waste remediation.

WET has reached a tentative agreement to utilize its Louisiana State Wide Water Discharge Permit as the basis to install a waste water treatment facility at the AB Dock, located in Cameron Parrish, Louisiana. This opportunity developed because the present owners do not have the authority to treat and discharge the waste water being brought ashore for treatment, disposal and/or reuse. Under the proposed arrangement, the AB Dock owners anticipate an increase in the amount of waste water being brought ashore which will cause an immediate need for additional storage and treatment facilities.

WET has agreed to install and operate such facilities on a revenue-sharing basis whereby WET would receive the greatest majority of the generated revenue. The contract would be for a one-year term with optional renewal periods.

B.  Agricultural Clean Up

Ecoloclean, Inc. ("ECI"), a wholly owned subsidiary of the Company, continues to devote efforts to the Dairy Industries as it pertains to the animal waste created by cows, swine and chickens. Recently during the first quarter of 2005, ECI formed an alliance with another company in this field. By combining the EC Unit technology with that of the new partner, the Company was successfully able to demonstrate a ninety-nine percent plus (99% +) phosphate removal from dairy waste.

During the second quarter of 2005, the Company will be performing another demonstration for approximately two hundred (200) dairy farmers, representatives from Texas A&M University, American Dairy Association, Texas Farm Bureau, the EPA and other interested parties.

Based on the test results from the initial demonstration, the Company expects to be able to offer the dairy industry along with swine and chicken producers a much needed solution to their waste disposal problems.

C. Coale Separator aka "Diesel Pure"

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

During the first quarter, production, marketing and sales efforts were initiated for the Diesel Pure Unit. In addition, a website has been established explaining the capabilities of the Diesel Pure Unit.

The Company has placed several units with potential end-users for testing periods varying between one week and one month. Initial reports have been favorable. The Company expects to be in contact with potential distributors in addition to end-users during the second quarter of 2005.

D. New Developments

On April 18, 2005, Ecoloclean of Texas, Inc. ("ECOT") completed the transaction to sell its equipment assets and customer contracts for $120,000 payable over a one-year period. The effective date of the transaction was April 1, 2005 and resulted in a gain of approximately $75,000.

On May 13, 2005, the Company executed a non-binding Letter of Intent to acquire 100% ownership of a company engaged in providing creative and cost effective solutions to a wide range of industrial pure water, waste water and solid waste management problems. In order to complete the proposed transaction, the Company is required to provide the $300,000 of working capital and other considerations including 2,500,000 shares of its restricted common stock. Prior to the execution of the Letter of Intent, the Company provided $51,000 of deposits/advances of which $31,000 was advanced as of March 31, 2005.

The Company has also been in discussions and negotiations with a water-processing company for possible acquisition. The Company has advanced funds and incurred expenses in excess of $70,000 as of March 31, 2005. The Company is continuing its efforts to complete the acquisition of the entity.

Financial Considerations

Currently, there are insufficient revenues and resources to offset annual operating overhead, which is now projected to be approximately $750,000, after taking into consideration the sales of equipment assets and customer contracts of the discontinued operations of Reliant Drilling Systems, Inc. and Ecoloclean of Texas, Inc. subsidiaries. Until the Company obtains the amount of working capital required to meet its continuing operating overhead, it will be necessary to call upon the investment community and/or the Company's officers and directors for financial assistance. In addition, the Company will also be attempting to obtain the capital necessary to complete to the two acquisitions discussed above in the "New Development" section.

During the first quarter, the Company's President provided $197,159 in loans to the Company. All of the funds advanced during the first quarter were utilized to offset operating overhead expenses and provide advances also described in the "New Development" section above. The officers have not indicated a willingness to continue providing funds during the remaining nine months of 2005 in amounts, commensurate to the $1,166,439 advanced during 2004. Efforts are ongoing to obtain funding from sources outside of the Company. At this time, the Company has not received any financing commitments although certain initiatives are ongoing.

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

Conclusion

Although the Company expended substantial financial resources to establish all three of its field service operations, the expected results were not achieved. Accordingly, as indicated above, two of the Company's subsidiaries discontinued operations during the first quarter of 2005 and their assets have been, or are being, liquidated.

The Company is concentrating its efforts on the marketing and sales of its Coale Separator and liquid waste remediation services along with the development of its Agricultural Clean-Up Program. In addition, the Company is expending its full efforts to be in position to complete one of or both of the acquisition opportunities described above.

As stated herein, all future activities of the Company will be dependent on its ability to obtain additional funding in the near future.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $0 from continuing operations for the three months ended March 31, 2005 as compared with $71,117 revenues for the three months ended March 31, 2004. The decreased revenues of $71,117 were due to the reduction of revenues at World Environmental Technologies, Inc., the Company's water processing subsidiary.

TOTAL COSTS AND EXPENSES: Total costs and expenses decreased from $362,061 for the three months ended March 31, 2004 to $360,039 from continuing operations for the three months ended March 31, 2005.

OPERATING EXPENSES: Operating expenses increased from $42,749 for the three months ended March 31, 2004 to $54,254 from continuing operations for the three months ended March 31, 2005. The increase of $11,505 was primarily due to the increased costs connected with Dairy Industry initiatives and with preparing to manufacture the Coale Separator.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES: Selling, general and administrative expenses decreased from $226,815 for the three months ended March 31, 2004 to $222,194 for the three months ended March 31, 2005. The decrease of $4,621 was due to increases of various administrative expenses.

INCOME TAX: The pretax loss increased from $309,086 for the three months ended March 31, 2004 to $489,100 for the three months ended March 31, 2005, an increase of $180,014.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the three months ended March 31, 2005 totaled $6,265 as compared with $184,783 for the three months ended March 31, 2004. The expenditures of $6,265 primarily consist of equipment purchased for the Coale Separator manufacturing efforts; whereas, the $184,783 of capital expenditures for the three months ended March 31, 2004, primarily consisted of equipment purchased for the Company's water processing subsidiary.

Sales of capital assets for the three months ended March 31, 2005 were $211,928 including a $6,685 cost adjustment as compared to $0 for the three months ended March 31, 2005. The increase of $211,928 was due to sales of equipment by the Company's Reliant Drilling Systems, Inc., subsidiary after discontinuing its operations.

Total debt increased from $3,267,650 at December 31, 2004 to $3,474,537 at March 31, 2005, an increase of $206,882. The increased debt was primarily attributable due to an increase of $197,159 in monies due to the President which he advanced during the quarter. These funds advanced by the President allowed us to continue operations. Total debt as of March 31, 2005 and December 31, 2004 expressed as a percentage of the sum of total debt and shareholders' equity was 360.5% and 268.3% respectively.

Net loss for the three months ended March 31, 2005 was $489,100, an increase of 158.2% from the net loss of $309,086 for the three months ended March 31, 2004. Diluted net loss per common share remained at $0.01. The net loss per share calculation for the three months ended March 31, 2005 included an increase in actual and equivalent shares outstanding.

DISCONTINUED OPERATIONS: The loss from discontinued operations for the three months ended March 31, 2005, includes losses of $53,229 incurred by Reliant Drilling Systems, Inc., and $75,832 incurred by Ecoloclean of Texas, Inc. These losses of each subsidiary, which total $129,061, are primarily attributable to their inability to obtain gross revenue levels and margins in sufficient enough amounts to cover operating support costs and other overhead of each company. Losses of these two subsidiaries were $18,142 for the three months ended March 31, 2004, which was the first full quarter of operations for Reliant Drilling Systems, Inc., and the pre-operating period of Ecoloclean of Texas, Inc.

GOING CONCERN: While the Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. Factors contributing to this substantial doubt include recurring losses from operations and net working capital deficiencies. As mentioned in the Financial Condition, Liquidity and Capital Resources section above, we are currently dependent on funding from the President to continue the Company's operations. The discontinuance of such funding and the unavailability of outside financing to replace such funding could result in the Company ceasing operations.

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

(b)  Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         No material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         We reported unregistered equity securities sales on a current report filed on Form 8-K on January 28, 2005.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information

         None.

Item 6.  Exhibits

a)       Exhibits

      Exhibit No.                Exhibit Name

         31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
         31.2 Chief Financial Officer- Section 302 Certification pursuant to Sarbanes-Oxley Act.
         32 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ECOLOCLEAN INDUSTRIES, INC.


Dated: May 18, 2005                                   /s/ Royis Ward
                                                     ---------------------------
                                                     By: Royis Ward
                                                     Title: President, CEO



Dated: May 18, 2005                                   /s/ Michael Ward
                                                     ---------------------------
                                                     By:  Michael Ward
                                                     Title: Secretary, CFO