Form 10QSB
period 2005-06-30
ECOLOCLEAN INDUSTRIES INC
filed 2005-08-11
CIK 1161165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ending June 30, 2005

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

As of June 30, 2005, there were 46,003,605 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                           ECOLOCLEAN INDUSTRIES, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         June 30, 2005 and December 31, 2004..............................   3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended June 30, 2005 and 2004................     5

         Condensed Consolidated Statements of Operations
         For the Six Months Ended June 30, 2005 and 2004..................     6

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2005 and 2004..................   7-8

         Notes to Condensed Consolidated Financial Statements.............  9-13

Item 2 - Management's Discussion and Analysis or Plan of Operation ....... 14-19

Item 3 - Controls and Procedures..........................................    20

PART II - Other Information

Item 1 - Legal Proceedings................................................    21

Item 2 - Changes in Securities and Use of Proceeds........................    21

Item 3 - Defaults Upon Senior Securities..................................    22

Item 4 - Submission of Matters to a Vote of Security Holdings.............    22

Item 5 - Other Information................................................    22

Item 6 - Exhibits and Reports on Form 8K..................................    23

Signature.................................................................    24

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                             June 30, 2005     December 31, 2004
                                           -----------------   -----------------
                                              (Unaudited)

Current Assets:
   Cash                                    $           7,598   $           5,929
   Accounts Receivable                                20,653             153,987
   Note Receivable                                    85,000                   0
   Prepaid Expenses                                   17,983              72,294
                                           -----------------   -----------------
      Total Current Assets                           131,234             232,210
                                           -----------------   -----------------

Property Plant and Equipment, Net                    485,380             516,479
                                           -----------------   -----------------

Other Assets:
   Assets Held For Sale                                    0             342,213
   Deposits                                          199,439              12,970
   License, Net                                       71,435              80,434
   Intangible Asset                                   33,585              33,585
                                           -----------------   -----------------
      Total Other Assets                             304,459             469,202
                                           -----------------   -----------------

      Total Assets                         $         921,073   $       1,217,891
                                           =================   =================



















      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                   June 30, 2005      December 31, 2004
                                                 -----------------    -----------------
                                                    (Unaudited)
Current Liabilities:
   Accounts Payable and
     Accrued Expenses                            $       1,140,278    $       1,055,720
   Note Payable - Current Maturities                       171,741              260,461
                                                 -----------------    -----------------
      Total Current Liabilities                          1,312,019            1,316,181

Long-Term Debt                                               6,610                9,661

Due to Related Parties                                   1,124,151            1,941,808
                                                 -----------------    -----------------

      Total Liabilities                                  2,442,780            3,267,650
                                                 -----------------    -----------------
Commitments and Contingencies                                 --                   --

Stockholders' (Deficit):
   Preferred Stock, $0.01 par value
     10,000,000 shares authorized, none issued                --                   --
   Common Stock, $.001 par value per share,
     50,000,000 shares authorized;
     37,900,664 shares issued and
     outstanding December 31, 2004
     46,003,605 shares issued and outstanding
     June 30, 2005                                           4,600                3,790
   Additional Paid-in Capital                            2,900,172            1,591,731
   Accumulated (Deficit)                                (4,426,479)          (3,645,280)
                                                 -----------------    -----------------
      Total Stockholders' (Deficit)                     (1,521,707)          (2,049,759)
                                                 -----------------    -----------------

      Total Liabilities and
         Stockholders' (Deficit)                 $         921,073    $       1,217,891
                                                 =================    =================











      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -4-

                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                 Three Months     Three Months
                                                     Ended            Ended
                                                 June 30, 2005    June 30, 2004
                                                 -------------    -------------


Revenues:                                        $       8,889    $           0
                                                 -------------    -------------
Expenses:
   Cost of Sales                                         2,504            3,060
   Operating Expenses                                   21,928           92,266
   Depreciation & Amortization                          24,339           18,265
   Interest                                             32,480           18,391
   Officer's Salary                                     30,000           30,000
   Selling, General and Administrative                 232,590          686,383
                                                 -------------    -------------
      Total Expenses                                   343,841          848,365
                                                 -------------    -------------

Net (Loss) From Continuing Operations                 (334,952)        (848,365)
Net Income (Loss)
   From Discontinued Operations                         42,853         (114,176)
                                                 -------------    -------------

Net (Loss)                                       $    (292,099)   $    (962,541)
                                                 =============    =============

Net (Loss) Per Common Share
   Basic and Diluted
      Net (Loss) From Continuing Operations      $       (0.01)   $       (0.03)
      Net (Loss) From Discontinued Operations            (0.00)           (0.00)
                                                 -------------    -------------

         Total                                   $       (0.01)   $       (0.03)
                                                 =============    =============

Weighted Average Number of Common
      Shares Outstanding                            42,077,135       34,325,664
                                                 =============    =============











      See Accompanying Notes to Condensed Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   Six Months      Six Months
                                                     Ended           Ended
                                                 June 30, 2005    June 30, 2004
                                                 -------------    -------------


Revenues:                                        $       8,889    $      71,117
                                                 -------------    -------------

Expenses:
   Cost of Sales                                         2,504           34,215
   Operating Expenses                                   76,182          135,015
   Depreciation & Amortization                          47,595           35,009
   Interest                                             62,815           32,989
   Officer's Salary                                     60,000           60,000
   Selling, General and Administrative                 454,784          913,198
                                                 -------------    -------------
      Total Expenses                                   703,880        1,210,426
                                                 -------------    -------------

Net (Loss) From Continuing Operations                 (694,991)      (1,139,309)
Net Income (Loss) From
  Discontinued Operations                              (86,208)        (132,318)
                                                 -------------    -------------

Net (Loss)                                       $    (781,199)   $  (1,271,627)
                                                 =============    =============

Net (Loss) Per Common Share
  Basic and Diluted
      Net (Loss) From Continuing Operations      $       (0.02)   $       (0.04)
      Net (Loss) From Discontinued Operations            (0.00)           (0.00)
                                                 -------------    -------------

           Total                                 $       (0.02)   $       (0.04)
                                                 =============    =============

Weighted Average Number of Common
      Shares Outstanding                            41,592,135       32,550,664
                                                 =============    =============











      See Accompanying Notes to Condensed Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)




                                                   Six Months       Six Months
                                                     Ended            Ended
                                                 June 30, 2005    June 30, 2004
                                                 -------------    -------------



Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      From Continuing Operations                 $    (694,991)   $  (1,139,309)
      From Discontinued Operations                     (86,208)        (132,318)
   Adjustments To Reconcile Net (Loss)
      To Net Cash Provided (Required)
         By Operating Activities:

    Depreciation and Amortization
      From Continuing Operations                        47,595           35,009
       From Discontinued Operations                     35,712           14,275
    Issuance Of Common Stock
      For Services Provided                             47,250          557,500
    (Gain) On Sale Of Assets                           (60,653)               0
    Officer's Salary                                    60,000           60,000
       Changes In:
         Accounts Receivable                           133,334          (37,701)
         Prepaid Expenses                               54,311           (9,492)
         Deposits                                       10,970          (12,570)
         Accounts Payable and
          Accrued Expenses                              36,558           42,195
                                                 -------------    -------------

Net Cash (Required)
   By Operating Activities                            (416,122)        (622,411)
                                                 -------------    -------------

Cash Flows Provided (Required)
  By Investing Activities:
  Deposits And Advances For
     Pending Acquisitions                             (197,439)               0
  Proceeds - Sale of Assets                            385,856                0
  Acquisitions of Property, Plant & Equipment          (26,198)        (467,865)
                                                 -------------    -------------

Net Cash Provided (Required)
  By Investing Activities                              162,219         (467,865)
                                                 -------------    -------------





      See Accompanying Notes to Condensed Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)



                                                   Six Months       Six Months
                                                     Ended            Ended
                                                 June 30, 2005    June 30, 2004
                                                 -------------    -------------

Cash Flows Provided (Required) By
  Financing Activities:
    Note Receivable - Sale of Assets                   (85,000)               0
    Payment Of Short-Term Loans                        (88,720)               0
    Payments Of Long-Term Loans                         (3,051)         (27,414)
    Proceeds From Issuance
      Of Common Stock                                        0          500,000
    Proceeds of Loans From
      Related Parties                                  432,343          909,731
                                                 -------------    -------------

Net Cash Provided by Financing Activities              255,572        1,382,317
                                                 -------------    -------------

Net Increase in Cash                                     1,669          292,041
Cash at Beginning of Period                              5,929            2,532
                                                 -------------    -------------
Cash at End of Period                            $       7,598    $     294,573
                                                 =============    =============

Supplemental Disclosures of
   Cash Flow Information
      Cash Payments for Interest                 $      16,975    $         829
                                                 =============    =============

      Cash Payments for Income Taxes             $           0    $           0
                                                 =============    =============
Non-Cash Financing Activities:
   Issuance of Common Stock:
     Repayment of Loan
       From Related Party                        $   1,250,000    $           0
     Operating Activities                               47,250          557,500
     Payment of Prepaid Expenses                             0          143,000
     Payment of Accounts Payable                        12,000                0
                                                 -------------    -------------
     Total Non-Cash Financing Activities         $   1,309,250    $     700,500
                                                 =============    =============









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -8-

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2005 and 2004 have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2004 is derived from the registrant's Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries, Ecoloclean, Inc., World Environmental Technologies, Inc., Ecoloclean of Texas, Inc. and Reliant Drilling Systems, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



NOTE 2 - GOING CONCERN
------   -------------

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations. However, as shown in these condensed consolidated financial statements, the Company during the six-month period ended June 30, 2005, incurred a net loss from continuing operations of $694,991 and a net loss from discontinued operations of $86,208. In addition, as at June 30, 2005, the Company's total liabilities exceeded its total assets by $1,521,707. The Company has experienced significant recurring operational losses and negative cash flows from operations and at June 30, 2005 has an accumulated deficit of $4,426,479. These factors raise doubt about the Company's ability to continue as a going concern if changes in operations are not forthcoming. Management, in the first six months of 2005 has taken a position that by discontinuing operations in certain of its wholly-owned subsidiaries, and concentrating its efforts on more productive resources, the Company will achieve more favorable operating results. The Company's ability to continue as a going concern will depend on management's ability to successfully implement a business plan which will increase revenues, control costs, and obtain additional forms of debt and/or equity financing. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 3 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved a salary for services provided. As of June 30, 2005, the cumulative amount of unpaid officer's salary was $340,000 and is included in accounts payable and accrued expenses.

         At June 30, 2005, cumulative advances bearing interest at 5% per annum due to officers of the Company amounted to $1,124,151 plus $150,451 accrued interest after reducing the balance of $2,374,151 by $1,250,000 as a result of the issuance of 7,352,941 shares of restricted common stock to Royis Ward, the Company's President. The accrued interest is included in accounts payable and accrued expenses. The advances are due July 10, 2006 with the right of prepayment.

NOTE 4 - DISCONTINUED OPERATIONS
------   -----------------------

         During the first and second quarters of 2005, Reliant Drilling Systems, Inc. ("RDS"), a wholly-owned subsidiary of the Company, which had been engaged in providing solids control services for oil and gas drillers and producers, began to sell certain of its equipment assets in order to implement its decision to no longer offer these services. For the year ended December 31, 2004, RDS had revenues of $718,025 with a reported loss of $280,091.

         Sales of equipment recorded by "RDS" during the first six months of 2005 were in excess of $265,000 with a resulting loss of $14,307.

         Following these sales, "RDS" has equipment remaining with a book value approximating $43,000 which is expected to be utilized by another subsidiary.

         Also during the first quarter of 2005, Ecoloclean of Texas, Inc., ("ECOT") a wholly-owned subsidiary of the Company, which had been engaged in providing enviro cleanup services to industrial customers, executed a Letter of Intent to sell certain of its equipment with a book value of $41,574, job materials and supplies and its customer contracts for $120,000 in order to implement its decision to no longer offer these services. For the year ended December 31, 2004, this wholly-owned subsidiary had revenues of $132,668 with a reported loss of $285,651.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



NOTE 4 - DISCONTINUED OPERATIONS (CONTINUED)
------   -----------------------------------

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


               SELECTED FINANCIAL DATA FOR DISCONTINUED OPERATIONS
               ---------------------------------------------------


                                                        Six Months Ended
                                                 June 30, 2005    June 30, 2004
                                                 -------------    -------------

         Revenue                                 $      75,863    $     199,941
         Cost of Sales                                  49,066          117,680
                                                 -------------    -------------
         Gross Profit                                   26,797           82,261
         Expenses (Net of Gains on
           Sales Of Assets)                            113,005          214,579
                                                 -------------    -------------
         (Loss) From Discontinued Operations     $     (86,208)   $    (132,318)
                                                 =============    =============

NOTE 5 - COMMON STOCK TRANSACTIONS
------   -------------------------

         On June 3, 2005, the Company issued 250,000 shares of its restricted common stock for consulting services valued at $18,750.

         On June 22, 2005, the Company issued 250,000 shares of its restricted common stock for consulting services valued at $12,500.

         On June 22, 2005, the Company issued 7,352,941 shares of its restricted common stock as payment for $1,250,000 of loans from the Company's President, Royis Ward.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 6 - SUBSEQUENT EVENTS
------   -----------------

         On May 13, 2005,  the Company  executed a non-binding  Letter of Intent
         (LOI) to acquire 100% ownership of a company engaged in providing creative and cost effective solutions to a wide range of industrial pure water, waste water and solid waste management problems. In order to complete the proposed transaction, the Company is required to provide $300,000 of working capital and other considerations including 2,500,000 shares of its restricted common stock. As of June 30, 2005, the Company has provided $131,000 of deposits/advances to the company pursuant to the LOI. With the expectation of an August 2005 closing on this acquisition, the Company, during the period July 1, 2005 through August 5, 2005, advanced an additional $60,000 under the terms of the LOI.

         The Company has also been in discussions and negotiations with a water-processing company for a possible joint venture. In furtherance of this pending joint venture, the Company has advanced funds and incurred expenses in excess of $68,000 as of June 30, 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview and Plan of Operation

Background

During the quarter ended June 30, 2005, Ecoloclean Industries, Inc. ("ECCI") had gross operating revenues of $8,889 from continuing operations and $123,984 from discontinued operations which were generated by its Louisiana subsidiary, Reliant Drilling Systems, Inc. ("RDS"), and its Texas Subsidiary, Ecoloclean of Texas, Inc. ("ECOT"), whose operations were discontinued during the quarter ending March 31, 2005.

Current Operations

A. Industrial and Exploration Liquid Waste Remediation Services

World Environmental Technologies, Inc. ("WET"), a wholly owned subsidiary of Ecoloclean, Inc., has reached an agreement to utilize its Louisiana State-Wide Water Discharge Permit as the basis to establish a permanent wastewater treatment facility at AB Dock's receiving and servicing station, located in Cameron, Louisiana. AB Dock currently assists several offshore rig operators and provides peripheral services to satisfy the needs of those offshore operators. Pending implementation by governmental organizations due to the ever expanding environmental issues, it will soon be mandated that any gray water (wash water) or bilge water resulting from normal offshore operations will not be permitted to be returned back into the environment prior to a remediation process. WET's facility will have tanks to receive wastewater from offshore operators and will utilize its electro coagulation process (EC Units) as well as other specialized remediation equipment to facilitate the cleansing process. Once run through the system/facility, the treated wastewater can be safely returned back into the environment.

This opportunity developed because the present owners do not have the authority to treat and discharge the waste water being brought ashore for treatment, disposal and/or reuse. Under the arrangement, the AB Dock owners anticipate an increase in the amount of waste water being brought ashore which will cause an immediate need for additional storage and treatment facilities.

WET has agreed to install and operate this facility on a revenue-sharing basis whereby WET would receive the greatest majority of the generated revenue. The contract would be for a one-year term with optional renewal periods.

Ecoloclean is currently searching for potential locations to establish two additional facilities that will provide the same remediation capabilities as the one at AB Dock in Cameron. We believe the remediation marketplace, as it relates to offshore operators, provides us several opportunities to demonstrate the effectiveness of our remediation equipment and further augment our scope of business while establishing our presence in this market.


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

During the second quarter of 2005, and for the period ended August 2, 2005, the Company performed additional demonstrations for approximately two hundred (200) dairy farmers, representatives from Texas A&M University, American Dairy
Association, Texas Farm Bureau, the EPA and other interested parties. These tests were concluded on August 2, 2005 and the Company was notified that sufficient samples had been taken by the various agencies and no further evaluation was necessary. The Company's equipment has been removed and taken back to its facility for storage. The Company has been informed that Texas A&M will prepare a technical paper upon approval by the EPA, American Dairy Association, Texas Farm Bureau and other interested agencies, which will be published in all of the various agencies for public information.

Based on the test results from these further demonstrations, the Company expects to be able to offer the dairy industry along with swine and chicken producers a much needed solution to their waste disposal problems. However, the Company does not expect any revenue producing activities from the agricultural business until the middle of 2006 at the earliest.

C. Coale Separator aka "Diesel Pure"

As previously discussed, ECCI obtained the Worldwide Exclusive Rights for the patented Coale Separator. To date, a number of these units have been installed on various vessels employing large diesel powered engines and have proved that the technology does perform as expected. One installation has been on a shrimp vessel that, prior to installation, required fuel filters to be changed every 8
- 10 hours of operation. Since the installation, the vessel has operated for approximately 2000 hours without a filter change or any downtime. Another installation is on a diesel powered "pile driver" which has exhibited a similar extended filter life with no downtime. The Company recently shipped 24 "Diesel Pure" units to a Louisiana sales representative for installation on trucking company vehicles utilizing highway trucks (18 wheelers) and the Company is preparing to ship 20 additional units to the same individual for future installation. These sales have been managed by an in-house employee and marketed by "word-of-mouth" advertising, without any other sales force. The Company has not found a suitable large-scale marketing group to market this product nation-wide. The Company anticipates utilizing such a marketing group within the near future in order to expand our sales efforts.

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

During the period from May 13, 2005 to June 30, 2005, the Company provided an additional $80,000 in funding. Subsequently, between July 1, 2005 and August 5, 2005, the Company provided $60,000 of additional funds as Closing Documents are being prepared. The Company is anticipating completion of this acquisition to occur in August, 2005 with an effective date of August 1, 2005.

The Company has also been involved in discussions and negotiations with a water-processing company for possible acquisition. At this time, these discussions and negotiations concern a possible joint venture involving certain water processing activities. The funds previously advanced which total approximately $68,000 have been recast in July to reflect $22,600 of accounts receivable (which includes water processing charges) and repayable advances amounting to $51,600.

Financial Considerations

Currently, there are insufficient revenues and resources to offset annual operating overhead, which is now projected to be approximately $750,000, after taking into consideration the sales of equipment assets and customer contracts of the discontinued operations of Reliant Drilling Systems, Inc. and Ecoloclean of Texas, Inc. subsidiaries. Until the Company obtains the amount of working capital required to meet its continuing operating overhead, it will be necessary to call upon the investment community and/or the Company's officers and directors for financial assistance. In addition, the Company will be continuing its efforts to obtain the capital necessary to complete to the acquisition discussed above in the "New Development" section.

During the second quarter, the Company's President and the Secretary/CFO have provided $235,184 in loans to the Company. All of the funds advanced during the second quarter were utilized to offset operating overhead expenses and provide advances described in the "New Development" section above. The officers have not indicated a willingness to continue providing funds during the remaining six months of 2005 in amounts, commensurate to the $423,343 advanced during the first six months of 2005. Efforts are ongoing to obtain funding from sources outside of the Company. At this time, the Company has not received any other financing commitments.

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

It is the Company's belief that it will continue to incur losses for at least the next six months, and as a result will require additional funds from debt or equity investments to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as going concern. The Company anticipates that its officers will contribute a portion of the funds needed to satisfy the cash needs of the Company for the next six months. However, there can be no assurances to that effect, as the Company has limited revenues and the Company's need for capital may change dramatically if it is successful in acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. To meet these objectives, management's plans continue to be (i) raise capital by obtaining financing through private placement efforts; (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from officers to the extent possible.

The Company's future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

Conclusion

Although the Company expended substantial financial resources to establish its field service operations, the expected results were not achieved. Accordingly, as indicated above, two of the Company's subsidiaries discontinued operations during the first quarter of 2005 and their assets have been substantially liquidated during the six months ended June 30, 2005.

The Company is now concentrating its efforts on the marketing and sales of its Coale Separator and liquid waste remediation services along with the development of services for offshore drilling contractors and platform operators. In addition, the Company is expending its full efforts to be in position to complete the acquisition opportunity described above, along with structuring a beneficial venture per the above discussion.

As stated herein, all future activities of the Company will be dependent on its ability to obtain additional funding in the near future.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $8,889 from continuing operations for the three months ended June 30, 2005 as compared with $0 revenues for the three months ended June 30, 2004. The increased revenues of $8,889 were due to the initial wastewater treatment billings at the AB Dock by World Environmental Technologies, Inc., the Company's water processing subsidiary, and sales of "Diesel Pure" Units.

TOTAL COSTS AND EXPENSES: Total costs and expenses decreased from $848,365 for the three months ended June 30, 2004 to $343,841 from continuing operations for the three months ended June 30, 2005.

OPERATING EXPENSES: Operating expenses decreased from $92,266 for the three months ended June 30, 2004 to $21,928 from continuing operations for the three months ended June 30, 2005. The decrease of $70,338 was primarily due to the Company's cost reduction program.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES: Selling, general and administrative expenses decreased from $686,383 for the three months ended June 30, 2004 to $232,590 for the three months ended June 30, 2005. The decrease of $453,793 was due to decreases of personnel costs, professional fees, consulting fees and other period costs.

INCOME TAX: The pretax loss decreased from $962,541 for the three months ended June 30, 2004 to $292,099 for the three months ended June 30, 2005, a decrease of $670,442.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the six months ended June 30, 2005 totaled $26,198 as compared with $467,865 for the six months ended June 30, 2004. The expenditures of $26,198 primarily consist of equipment purchased for the Coale Separator manufacturing efforts; whereas, the $467,865 of capital expenditures for the six months ended June 30, 2004, primarily consisted of equipment purchased for the Company's solids control subsidiary which has now been discontinued.

Sales of assets, including equipment, customer lists and contracts for the six months ended June 30, 2005 were $385,856 including a $6,685 cost adjustment as compared to $0 for the six months ended June 30, 2005. The increase of $385,856 was due to sales of assets by the Company's Reliant Drilling Systems, Inc. and Ecoloclean of Texas, Inc. subsidiaries, after discontinuance of their operations.

Total debt decreased from $3,267,650 at December 31, 2004 to $2,442,780 at June 30, 2005, a decrease of $824,780. The decrease of debt was substantially attributable to a conversion of $1,250,000 debt due the President to 7,352,941 shares of restricted common stock offset by $432,343 additional loans from the President and the Secretary/CFO of the Company. These additional funds advanced allowed the company to continue operations. Total debt as of June 30, 2005 and December 31, 2004 expressed as a percentage of the sum of total debt and shareholder deficits was 265.2% and 268.3% respectively.

Net loss for the six months ended June 30, 2005 was $781,199, a decrease of 61.5% from the net loss of $1,271,627 for the six months ended June 30, 2004. Diluted net loss per common share decreased 50% to $0.02. The net loss per share calculation for the six months ended June 30, 2005 included an increase in actual and equivalent shares outstanding.

DISCONTINUED OPERATIONS: The loss from discontinued operations for the six months ended June 30, 2005, includes losses of $76,947 incurred by Reliant Drilling Systems, Inc., and $9,261 incurred by Ecoloclean of Texas, Inc. These losses of each subsidiary, which total $86,208, are primarily attributable to their inability to obtain gross revenue levels and margins in sufficient enough amounts to cover operating support costs and other overhead of each company. Losses of these two subsidiaries were $132,318 for the six months ended June 30, 2004, which was the first six months of operations for Reliant Drilling Systems, Inc., and the pre-operating period of Ecoloclean of Texas, Inc.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to our normal business operations for which no material liability is expected beyond that which has been recorded. While the ultimate resolution of the above matters is not known, management does not expect that the resolution of these matters will have a material adverse effect on the Company's financial statements and results of operation.

We are not aware of any material legal proceedings to which, any director, officer or affiliate of the Company, any owner of record or beneficial owner of more than 5% of our Company common stock, is a party to a legal proceeding adverse to our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2005, the Company issued 250,000 shares of its restricted common stock to Carcas Capital for consulting services valued at $18,750.

On June 22, 2005, the Company issued 250,000 shares of its restricted common stock to Shirin Gangji for consulting services valued at $12,500.

On June 28, 2005, we authorized the conversion of $1,250,000 of our outstanding debt owed to Royis Ward, our President and member of the board of directors in exchange for common stock. We issued Mr. Ward 7,352,941 common shares converting debt to equity at the rate of $0.17 Cents per share.

We relied on Section 4(2) as the securities transaction exemption afforded by the Securities Act of 1933, as amended. These are restricted securities and may not be publicly resold without registration or an exemption from registration.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information

(a) DISCONTINUED OPERATIONS
    -----------------------

During the first and second quarters of 2005, Reliant Drilling Systems, Inc. ("RDS"), a wholly-owned subsidiary of the Company, which had been engaged in providing solids control services for oil and gas drillers and producers, began to sell certain of its equipment assets in order to implement its decision to no longer offer these services. For the year ended December 31, 2004, RDS had revenues of $718,025 with a reported loss of $280,091.

Sales of equipment recorded by "RDS" during the first six months of 2005 were in excess of $265,000 with a resulting loss of $14,307.

Following these sales, "RDS" has equipment remaining with a book value approximating $43,000 which is expected to be utilized by another subsidiary.

Also during the first quarter of 2005, Ecoloclean of Texas, Inc., ("ECOT") a wholly-owned subsidiary of the Company, which had been engaged in providing environmental cleanup services to industrial customers, executed a Letter of Intent to sell certain of its equipment with a book value of $41,574, job materials and supplies and its customer contracts for $120,000 in order to implement its decision to no longer offer these services. For the year ended December 31, 2004, this wholly-owned subsidiary had revenues of $132,668 with a reported loss of $285,651.

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

Selected Financial Data For Discontinued Operations
---------------------------------------------------

                                                        Six Months Ended
                                                 June 30, 2005    June 30, 2004
                                                 -------------    -------------

Revenue                                          $      75,863    $     199,941
Cost of Sales                                           49,066          117,680
                                                 -------------    -------------
Gross Profit                                            26,797           82,261
Expenses (Net of Gains on
  Sales Of Assets)                                     113,005          214,579
                                                 -------------    -------------
(Loss) From Discontinued Operations              $     (86,208)   $    (132,318)
                                                 =============    =============

(b) LETTER OF INTENT
    ----------------

On May 13, 2005, the Company executed a non-binding Letter of Intent to acquire 100% ownership of a company engaged in providing creative and cost effective solutions to a wide range of industrial pure water, waste water and solid waste management problems. In order to complete the proposed transaction, the Company is required to provide $300,000 of working capital and other consideration including the issuance of 2,500,000 shares of its restricted common stock. As of June 30, 2005, the Company has provided $131,000 of deposits/advances to the Company with the expectation of closing the acquisition in August 2005. Since July 1, 2005, we have advanced an additional $60,000 toward the $300,000 working capital requirement under the terms of the Letter of Intent.

The   Company   has  also  been  in   discussions   and   negotiations   with  a
water-processing company for a potential joint venture. The Company has advanced funds and incurred expenses in excess of $68,000 as of June 30, 2005.

Item 6.  Exhibits

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

                                                     ECOLOCLEAN INDUSTRIES, INC.


Dated: August 10, 2005                                /s/ Royis Ward
                                                     ---------------------------
                                                     By: Royis Ward
                                                     Title: President, CEO



Dated: August 10, 2005                                /s/ Michael Ward
                                                     ---------------------------
                                                     By:  Michael Ward
                                                     Title: Secretary, CFO