Form 10QSB
period 2005-09-30
ECOLOCLEAN INDUSTRIES INC
filed 2005-11-22
CIK 1161165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the quarterly period ending September 30, 2005

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


Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE  ONLY TO  ISSUERS  INVOLVED  IN  BANKRUPTCY  PROCEEDINGS  DURING  THE
PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2005, there were 51,600,085 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes       No   X
                                                    -----    -----

                           ECOLOCLEAN INDUSTRIES, INC.
                                   FORM 10-QSB


                                      INDEX
                                      -----

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
              Condensed Consolidated Balance Sheets as of
              September 30, 2005 and December 31, 2004.......................3-4

              Condensed Consolidated Statements of Operations
              For the Three Months Ended September 30, 2005 and 2004...........5

              Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2005 and 2004............6

              Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2005 and 2004..........7-8

              Notes to Condensed Consolidated Financial Statements..........9-13

Item 2 - Management's Discussion and Analysis or Plan of Operation ...........14

Item 3 - Controls and Procedures..............................................19

PART II - Other Information

Item 1 - Legal Proceedings ...................................................20

Item 2 - Changes in Securities and Use of Proceeds............................20

Item 3 - Defaults Upon Senior Securities......................................20

Item 4 - Submission of Matters to a Vote of Security Holdings.................20

Item 5 - Other Information....................................................20

Item 6 - Exhibits and Reports on Form 8K .....................................20

Signature.....................................................................21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                    September 30, 2005   December 31, 2004
                                    ------------------   ------------------
                                        (Unaudited)

Current Assets:
      Cash                          $           61,147   $            5,929
      Accounts Receivable                       87,675              153,987
      Note Receivable                           75,000                    0
      Inventory                                214,247                    0
      Prepaid Expenses                          28,290               72,294
                                    ------------------   ------------------
         Total Current Assets                  466,359              232,210
                                    ------------------   ------------------

Property Plant and Equipment, Net              507,732              516,479
                                    ------------------   ------------------

Other Assets:
      Assets Held For Sale                           0              342,213
      Deposits                                  80,889               12,970
      License, Net                              70,036               80,434
      Goodwill                                 387,035               33,585
                                    ------------------   ------------------
         Total Other Assets                    537,960              469,202
                                    ------------------   ------------------

         Total Assets               $        1,512,051           $1,217,891
                                    ==================   ==================




      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                    September 30, 2005    December 31, 2004
                                                    ------------------    ------------------
                                                        (Unaudited)

Current Liabilities:
      Accounts Payable and
          Accrued Expenses                          $        1,308,057    $        1,055,720
      Note Payable - Current Maturities                        194,523               260,461
                                                    ------------------    ------------------
         Total Current Liabilities                           1,502,580             1,316,181

Long-Term Debt                                                   4,640                 9,661

Due to Related Parties                                       1,246,808             1,941,808
                                                    ------------------    ------------------

         Total Liabilities                                   2,754,028             3,267,650
                                                    ------------------    ------------------
Commitments and Contingencies                                     --                    --

Stockholders' (Deficit):
      Preferred Stock, $0.01 par value
        10,000,000 shares authorized, none issued                 --                    --
      Common Stock, $.001 par value per share,
        100,000,000 shares authorized;
        37,900,664 shares issued and
        outstanding December 31, 2004
        51,600,085 shares issued and outstanding
        September 30, 2005                                       5,160                 3,790
      Additional Paid-in Capital                             3,728,908             1,591,731
      Accumulated (Deficit)                                 (4,976,045)           (3,645,280)
                                                    ------------------    ------------------
         Total Stockholders' (Deficit)                      (1,241,977)           (2,049,759)
                                                    ------------------    ------------------

         Total Liabilities and
           Stockholders' (Deficit)                  $        1,512,051    $        1,217,891
                                                    ==================    ==================




      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 Three Months Ended    Three Months Ended
                                                 September 30, 2005    September 30, 2004
                                                 ------------------    ------------------

Revenues:                                        $           86,044    $                0
                                                 ------------------    ------------------
Expenses:
      Cost of Sales                                          51,502                   264
      Operating Expenses                                     54,344               101,701
      Depreciation & Amortization                            24,790                18,405
      Interest                                               20,558                20,932
      Officer's Salary                                       30,000                30,000
      Selling, General and Administrative                   449,988               475,818
                                                 ------------------    ------------------
         Total Expenses                                     631,182               647,120
                                                 ------------------    ------------------

Net (Loss) From Continuing Operations                      (545,138)             (647,120)
Net Income (Loss)
   From Discontinued Operations                              (4,428)             (224,453)
                                                 ------------------    ------------------

Net (Loss)                                       $         (549,566)   $         (871,573)
                                                 ==================    ==================

Net (Loss) Per Common Share
   Basic and Diluted
      Net (Loss) From Continuing Operations      $            (0.01)   $            (0.02)
       Net (Loss) From Discontinued Operations                (0.00)                (0.00)
                                                 ------------------    ------------------

         Total                                   $            (0.01)   $            (0.02)
                                                 ==================    ==================

Weighted Average Number of Common
      Shares Outstanding                                 47,259,375            36,813,164
                                                 ==================    ==================




      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Nine Months Ended     Nine Months Ended
                                                September 30, 2005    September 30, 2004
                                                ------------------    ------------------
Revenues:                                       $           94,933    $           71,117
                                                ------------------    ------------------

Expenses:
      Cost of Sales                                         54,006                34,479
      Operating Expenses                                   130,526               236,716
      Depreciation & Amortization                           72,385                53,414
      Interest                                              83,373                53,921
      Officer's Salary                                      90,000                90,000
      Selling, General and Administrative                  904,772             1,389,016
                                                ------------------    ------------------
         Total Expenses                                  1,335,062             1,857,546
                                                ------------------    ------------------

Net (Loss) From Continuing Operations                   (1,240,129)           (1,786,429)
Net Income (Loss) From
  Discontinued Operations                                  (90,636)             (356,771)
                                                ------------------    ------------------

Net (Loss)                                      $       (1,330,765)   $       (2,143,200)
                                                ==================    ==================

Net (Loss) Per Common Share
  Basic and Diluted
      Net (Loss) From Continuing Operations     $            (0.03)   $            (0.05)
      Net (Loss) From Discontinued Operations                (0.00)                (0.01)
                                                ------------------    ------------------

           Total                                $            (0.03)   $            (0.06)
                                                ==================    ==================

Weighted Average Number of Common
      Shares Outstanding                                44,750,375            35,038,164
                                                ==================    ==================





      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)




                                              Nine Months Ended     Nine Months Ended
                                              September 30, 2005    September 30, 2004
                                              ------------------    ------------------
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      From Continuing Operations              $       (1,240,129)   $       (1,786,429)
      From Discontinued Operations                       (90,636)             (356,771)
   Adjustments To Reconcile Net (Loss)
      To Net Cash Provided (Required)
         By Operating Activities:

    Depreciation and Amortization
      From Continuing Operations                          72,385                53,414
       From Discontinued Operations                       35,008                43,489
    Issuance Of Common Stock
      For Services Provided                              262,546               783,838
    (Gain) On Sale of Assets                             (55,169)                    0
    Officer's Salary                                      90,000                90,000
           Changes In:
           Accounts Receivable                           154,901              (107,813)
           Inventory                                     (29,167)                    0
           Prepaid Expenses                               44,004               (69,149)
           Accounts Payable and
             Accrued Expenses                            (52,252)              378,198
                                              ------------------    ------------------

Net Cash (Required)
   By Operating Activities                              (808,509)             (971,223)
                                              ------------------    ------------------

Cash Flows Provided (Required)
  By Investing Activities:
    Note Receivable
     Sale of Assets                                      (75,000)                    0
    Proceeds - Sale of Assets                            391,618                     0
    Acquisitions of Machinery & Equipment                (31,936)             (605,697)
    Deposits and Other Non-Current Accounts              (67,919)              (12,770)
                                              ------------------    ------------------
Net Cash (Required)
  By Investing Activities                               (216,763)             (618,467)
                                              ------------------    ------------------




      See Accompanying Notes to Condensed Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)



                                                Nine Months           Nine Months
                                                   Ended                 Ended
                                            September 30, 2005    September 30, 2004
                                            ------------------    ------------------
Cash Flows Provided (Required) By
  Financing Activities:
      Payment Of Short-Term Loans                     (281,769)                    0
      Payments Of Long-Term Loans                       (5,021)                    0
        Proceeds Of Notes Payable                            0                90,666
      Proceeds From Issuance
         Of Common Stock                               364,001               500,000
      Proceeds Of Loans From
         Related Parties                               555,000             1,011,188
                                            ------------------    ------------------

Net Cash Provided By Financing Activities              632,211             1,601,854
                                            ------------------    ------------------

Net Increase In Cash                                    40,465                12,164
Cash at Beginning Of Period                             20,682                 2,532
                                            ------------------    ------------------
Cash at End Of Period                       $           61,147    $           14,696
                                            ==================    ==================

Supplemental Disclosures Of
   Cash Flow Information
      Cash Payments For Interest            $           28,225    $            2,693
                                            ==================    ==================

      Cash Payments For Income Taxes        $                0    $                0
                                            ==================    ==================
Non-Cash Investing And Financing
  Activities:
   Issuance Of Common Stock:
      Repayment Of Loan
        From Related Party                  $        1,250,000    $                0
      Operating Activities                             262,546               783,838
      Acquisition Of Aquatronics
          Industries, Inc.                             250,000                71,500
        Payment Of Accounts Payable                     12,000                     0
                                            ------------------    ------------------

        Total Non-Cash Investment And
         Financing Activities               $        1,774,546    $          855,338
                                            ==================    ==================





      See Accompanying Notes to Condensed Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1 -  BASIS OF PRESENTATION
------    ---------------------

          The accompanying unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2005 and 2004 have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2004 is derived from the registrant's Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

          Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries, Ecoloclean, Inc., World Environmental Technologies, Inc., Ecoloclean of Texas, Inc., Reliant Drilling Systems, Inc. and Aquatronics Industries, Inc. (See Note 3). All significant inter-company accounts and transactions have been eliminated in consolidation.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 2 -  GOING CONCERN
------    -------------

          The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations. However, as shown in these condensed consolidated financial statements, the Company during the nine-month period ended September 30, 2005, incurred a net loss from continuing operations of $1,240,129 and a net loss from discontinued operations of $90,636. In addition, as at September 30, 2005, the Company's total liabilities exceeded its total assets by $1,241,977. The Company has experienced significant recurring operational losses and negative cash flows from operations and at September 30, 2005 has an accumulated deficit of $4,976,045 These factors raise doubt about the Company's ability to continue as a going concern if changes in operations are not forthcoming. Management, in the first nine months of 2005 has taken a position that by discontinuing operations in certain of its wholly-owned subsidiaries, and concentrating its efforts on more productive resources, the Company will achieve more favorable operating results. The Company's ability to continue as a going concern will depend on management's ability to successfully implement a business plan which will increase revenues, control costs, and obtain additional forms of debt and/or equity financing. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -  ACQUISITON
------    ----------

          On September 14, 2005, the Company completed the acquisition of 100% of the issued and outstanding stock of Aquatronics Industries, Inc. for 2.5 million shares of restricted common stock valued at $250,000. The closing agreement provided for an effective date of August 1, 2005. "Aquatronics" is located in Riverside, Rhode Island and has eight employees. "Aquatronics" has provided effective solutions to a diverse base of commercial and industrial customers with remediation equipment and services for the removal of impurities and waste by-products for the past 20 years. "Aquatronics" waste water treatment system equipment can be custom designed to remediate most liquid or solids waste management problem necessary to comply with state and federal mandates.

          The Company's unaudited proforma statements of operations for the nine months ended September 30, 2005 gives effect to the acquisition of "Aquatronics" as if it had occurred on January 1, 2005. The columns headed Aquatronics Ind., Inc. in the table below give effect to the revenues and expenses related to the acquired company for the periods indicated and were not included in our historical financial statements. The purchase was accounted for by using the purchase method of accounting.


                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Ecoloclean            Aquatronics            Aquatronics            Consolidated
                                            Industries, Inc.       Industries, Inc.       Industries, Inc.           Pro Forma
                                           Nine Months Ended          Period From            Period From           Income (Loss)
                                           September 30, 2005    01/01/05 to 07/31/05   08/01/05 to 09/30/05    September 30, 2005
                                          --------------------   --------------------   --------------------   --------------------
Revenues                                  $             31,145   $            257,354   $             63,788   $            352,287
Cost of Goods Sold                                       4,000                145,384                 50,006                199,390
                                          --------------------   --------------------   --------------------   --------------------
Gross Profit                                            27,145                111,970                 13,782                152,897
Operating Expenses                                   1,219,385                161,419                 61,671              1,442,475
                                          --------------------   --------------------   --------------------   --------------------
Net (Loss) from Continuing Operations               (1,192,240)               (49,449)               (47,889)            (1,289,578)
Net (Loss) from Discontinuing Operations               (90,636)                  --                     --                  (90,636)
                                          --------------------   --------------------   --------------------   --------------------
Net (Loss) - Total                        $         (1,282,876)           $   (49,449)  $            (47,889)  $         (1,380,214)
                                          ====================   ====================   ====================   ====================

The total paid for "Aquatronics" was $250,000 in restricted common stock. The goodwill recognized from the acquisition was $353,450, which is the difference between the purchase price and the net deficit of Aquatronics" of $103,450.

NOTE 4 -  RELATED PARTY TRANSACTIONS
------    --------------------------

          The Board of Directors has approved a salary for services provided. As of September 30, 2005, the cumulative amount of unpaid officer's salary was $355,000 and is included in accounts payable and accrued expenses.

          At September 30, 2005, cumulative advances bearing interest at 5% per annum due to an officer and a former officer of the Company amounted to $1,246,808 plus $165,048 accrued interest after reducing the balance of $2,496,808 by $1,250,000 as a result of the issuance of 7,352,941 shares of restricted common stock to Royis Ward, the Company's President. The accrued interest is included in accounts payable and accrued expenses. The advances are due October 31, 2006 with the right of prepayment.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 5 -  DISCONTINUED OPERATIONS
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

          Sales of equipment recorded by "RDS" during the first nine months of 2005 were in excess of $270,000 with a resulting loss of $14,307.

          Following these sales, "RDS" had equipment remaining with a book value approximating $30,000 which is expected to be utilized by another subsidiary.

          Also during the first quarter of 2005, Ecoloclean of Texas, Inc., ("ECOT") a wholly-owned subsidiary of the Company, which had been engaged in providing enviro cleanup services to industrial customers, sold certain of its equipment with a book value of $41,574, job materials and supplies and its customer contracts for $120,000 in order to implement its decision to no longer offer these services. For the year ended December 31, 2004, this wholly-owned subsidiary had revenues of $132,668 with a reported loss of $285,651.

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

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 5 -  DISCONTINUED OPERATIONS (CONTINUED)
------    -----------------------------------

          The following table sets forth, for the periods indicated, selected financial data of the Company's discontinued operations.


          SELECTED FINANCIAL DATA FOR DISCONTINUED OPERATIONS
          ---------------------------------------------------


                                                       Nine Months Ended
                                                September 30,    September 30,
                                                2005             2004
                                                -------------    -------------

          Revenue                               $      75,863    $     500,621
          Cost of Sales                                49,066          322,606
                                                -------------    -------------
          Gross Profit                                 26,797          178,015
          Expenses (Net of Gains on
            Sales Of Assets)                          117,433          534,786
                                                -------------    -------------
          (Loss) From Discontinued Operations   $     (90,636)   $    (356,771)
                                                =============    =============

NOTE 6 -  COMMON STOCK TRANSACTIONS
------    -------------------------

          On September 6, 2005 through September 9, 2005, the company issued 2,020,000 shares of its restricted common stock for $364,001 net of costs.

          On September 14, 2005, the Company issued 2,500,000 shares of its restricted common stock valued at $250,000 for 100% of the outstanding stock of Aquatronics Industries, Inc.

          On September 16, 2005, the Company issued 425,000 shares of its restricted common stock valued at $85,000 to two recipients for consulting services.

          On September 18, 2005, the Company issued 500,000 shares of its restricted common stock valued at $100,000 for consulting services.

          On September 18, 2005, the Company issued 25,000 shares of its restricted common stock valued at $5,000 to an employee of a subsidiary as compensation.

          As of September 30, 2005, the Company issued 126,480 shares of its restricted common stock valued at $25,296 for consulting services

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview and Plan of Operation

Background

During the quarter ended September 30, 2005, Ecoloclean Industries, Inc. ("ECCI"), had gross operating revenues of $86,044 from continuing operations and $0 from discontinued operations which included its Louisiana subsidiary, Reliant Drilling Systems, Inc. ("RDS"), and its Texas Subsidiary, Ecoloclean of Texas, Inc. ("ECOT"), whose operations were discontinued during the quarter ending March 31, 2005.

Current Operations

A.  Industrial and Exploration Liquid Waste Remediation Services

World Environmental Technologies, Inc. ("WET"), a wholly owned subsidiary of Ecoloclean, Inc., had reached an agreement to utilize its Louisiana State-Wide Water Discharge Permit as the basis to establish a permanent wastewater treatment facility at AB Dock's receiving and serving station, located in Cameron Parrish, Louisiana. Due to hurricane damage at the AB Dock, we are unable to continue this operation.

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

C.  Coale Separator aka "Diesel Pure"

During the third quarter, the Company signed an exclusive marketing agreement with an experienced organization in the truck and auto after market and to the industrial marketplace. In order to sell our "Diesel Pure" product line in these market places, the Company will be required to complete additional product information and instructions which will be time consuming and costly.

D.  New Developments

On September 14, 2005, the Company completed the acquisition of 100% of the outstanding stock of Aquatronics Industries, Inc. located in Riverside, Rhode Island by issuance of 2,500,000 shares of its restricted common stock and providing working capital of $300,000.

"Aquatronics" is engaged in providing creative and cost effective solutions to a wide range of industrial pure water, wastewater and solid waste problems.

Discussions have ended regarding a possible acquisition or joint venture with a water processing company.

Financial Considerations

Currently, there are insufficient revenues and resources to offset annual operating overhead, which is now projected to be approximately $750,000, after taking into consideration the sales of equipment assets and customer contracts of the discontinued operations of Reliant Drilling Systems, Inc. and Ecoloclean of Texas, Inc. subsidiaries. Until the Company obtains the amount of working capital required to meet its continuing operating overhead, it will be necessary to call upon the investment community and/or the Company's officers and directors for financial assistance. During the third quarter, the Company completed a $404,000 private placement of its restricted common stock.

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

It is the Company's belief that it will continue to incur losses for at least the next three months, and as a result will require additional funds from debt or equity investments to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as going concern. The Company anticipates that its officers will contribute a portion of the funds needed to satisfy the cash needs of the Company for the next six months. However, there can be no assurances to that effect, as the Company has limited revenues and the Company's need for capital may change dramatically if it is successful in acquiring a new business. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. To meet these objectives, management's plans are to (i) raise capital by obtaining financing through private placement efforts; (ii) issue common stock for services rendered in lieu of cash payments and (iii) obtain loans from officers to the extent possible.

The Company's future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

Conclusion

Although the Company expended substantial financial resources to establish its field service operations, the expected results were not achieved. Accordingly, as indicated above, two of the Company's subsidiaries discontinued operations during the first quarter of 2005 and their assets have been substantially liquidated during the nine months ended September 30, 2005.

As stated herein, future activities of the Company will be partially dependent on its ability to obtain additional funding in the near future and the success of its newly acquired subsidiary, Aquatronics Industries, Inc.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $86,044 from continuing operations for the three months ended September 30, 2005 as compared to $0 revenues for the three months ended September 30, 2004. The increased revenues of $86,044 were due to $63,788 of revenues from our newly acquired subsidiary, Aquatronics Industries, Inc., and $22,256 of revenues from our World Environmental Technologies, Inc., subsidiary.

TOTAL COSTS AND EXPENSES: Total costs and expenses decreased from $647,120 for the three months ended September 30, 2004 to $631,182 for the three months ended September 30, 2005 of which $111,677 was incurred at "Aquatronics." The decrease of $127,615 (exclusive of "Aquatronics") was primarily due to the Company's cost reduction program. Non-cash costs and expenses totaled $215,296 of the $631,182 of expenses.

OPERATING EXPENSES: Operating expenses decreased from $101,701 for the three months ended September 30, 2004 to $54,004 from continuing operations for the three months ended September 30, 2005 of which $6,007 was incurred at "Aquatronics." The decrease of $53,704 (exclusive of "Aquatronics") was primarily due to the Company's cost reduction program.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES: Selling, general and administrative expenses decreased from $475,818 for the three months ended September 30, 2004 to $449,988 for the three months ended September 30, 2005 of which $61,671 was incurred at "Aquatronics." The decrease of $87,501 (exclusive of "Aquatronics") was primarily due the Company's cost reduction program.

INCOME TAX: The pretax loss decreased from $871,573 for the three months ended September 30, 2004 to $549,566 for the three months ended September 30, 2005, a decrease of $369,896(exclusive of the $47,889 loss at "Aquatronics").

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the nine months ended September 30, 2005 totaled $31,936 as compared with $605,697 for the nine months ended September 30, 2004. The expenditures of $31,936 primarily consist of equipment purchased for the "Coale Separator" manufacturing efforts; whereas, the $605,697 of capital expenditures for the nine months ended September 30, 2004 primarily consisted of equipment purchased for the Company's solid control subsidiary which has now been discontinued.

Sales of assets, including equipment, customer lists and contracts for the nine months ended September 30, 2005 were $391,618 including a $6,685 cost adjustment as compared to $0 for the nine months ended September 30, 2005. The increase of $391,618 was due to sales of assets by the Company's Reliant Drilling Systems, Inc., and Ecoloclean of Texas, Inc., subsidiaries after discontinuance of their operations.

Total debt  decreased  from  $3,267,650  at December 31, 2004 to  $2,754,028  at
September 30, 2005, a decrease of $513,622 inclusive of $218,842 of "Aquatronics" debt. The decrease of debt was substantially attributable to a conversion of $1,250,000 debt due the President to 7,352,941 shares of restricted common stock offset by $555,000 additional loans from the President and a former officer of the Company. These additional funds advanced allowed the Company to continue operations. Total debt as of September 30, 2005 and December 31, 2004 expressed as a percentage of the sum of total debt and shareholders' equity was 182.1% and 268.3% respectively.

Net loss for the nine months ended September 30, 2005 was $1,330,765, a decrease of 61.5% from the net loss of $2,143,200 for the nine months ended September 30, 2004. Diluted net loss per common share decreased 50% to $0.03. The net loss per share calculation for the nine months ended September 30, 2005, included an increase in actual and equivalent shares outstanding.

DISCONTINUED OPERATIONS: The loss from discontinued operations for the nine months ended September 30, 2005, includes losses of $79,615 incurred by Reliant Drilling Systems, Inc., and $11,021 incurred by Ecoloclean of Texas, Inc. These losses of each subsidiary, which total $90,636, are primarily attributable to their inability to obtain gross revenue levels and margins in sufficient enough amounts to cover operating support costs and other overhead of each company. Losses of these two subsidiaries were $356,771 for the nine months ended September 30, 2004, which was the first nine months of operations for Reliant Drilling Systems, Inc., the pre-operating period, and the first three months of operations of Ecoloclean of Texas, Inc.

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

FORWARD-LOOKING STATEMENTS:

We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", estimate", "plan" or "continue" or the negative or other variations thereof are comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, impact and other uncertainties of our future acquisitions plans.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to our normal business operations for which no material liability is expected beyond that which has been recorded in our financial statements. While the ultimate resolution of the above matters is not known, management does not expect that the resolution of these matters will have a material adverse effect on the Company's financial statements and results of operation.

We are not aware of any material legal proceedings to which, any director, officer or affiliate of the Company, any owner of record or beneficial owner of more than 5% of our Company common stock, is a party to a legal proceeding adverse to our Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities were disclosed on Current Reports filed on Form 8-K during the quarter covered by this report.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information

Royis Ward will be acting in the additional officer capacity of Chief Financial Officer of the Company until a replacement officer is nominated for that position.

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

                                                     ECOLOCLEAN INDUSTRIES, INC.


Dated: November 22, 2005                          By: /s/ Royis Ward
                                                     ---------------------------
                                                     Royis Ward
                                                     Title: President, CEO, CFO