Form 10KSB
period 2005-12-31
ECOLOCLEAN INDUSTRIES INC
filed 2006-05-15
CIK 1161165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2005
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

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2of the Exchange Act. Yes    No X
                                  ---   ---

The issuer had operating revenues of $387,651 for the year ended December 31, 2005.

This report contains a total of 53 pages. The Exhibit Index appears on page 20.

As of March 31, 2006, there were 52,430,085 shares of the issuer's common stock outstanding. The aggregate market value of the 29,107,180 shares of the issuer's voting stock held by non-affiliates was $32,017,898 based on the low bid price on that date as reported by the NASD OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2006, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                           Ecoloclean Industries, Inc.
                                   FORM 10-KSB
                                December 31, 2005

                                                                            Page
PART I.....................................................................    3

ITEM 1.  Description of Business...........................................    3
ITEM 2.  Description of Property...........................................    9
ITEM 3.  Legal Proceedings.................................................    9
ITEM 4.  Submission of Matters to Vote of Security Holders.................   10

PART II....................................................................   10

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small
            Business Issuer Purchases of Equity Securities.................   10
ITEM 6.  Management's Discussion and Analysis or Plan of Operation.........   10
ITEM 7.  Financial Statements..............................................   14
ITEM 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................   14
ITEM 8A. Controls and Procedures...........................................   14
ITEM 8B. Other Information.................................................   15


PART III...................................................................   15

ITEM 9.   Directors, Executive Officers, Promoters, and Control
           Persons: Compliance with Section 16(a) of the Exchange Act......   15
ITEM 10.  Executive Compensation...........................................   18
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters...............................   19
ITEM 12.  Certain Relationships and Related Transactions...................   19
ITEM 13.  Exhibits ........................................................   20
ITEM 14.  Principal Accountant Fees and Services...........................   20
SIGNATURES.................................................................   20

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

On January 10, 2003, we acquired all of the issued and outstanding capital stock of Ecoloclean, Inc., a Texas corporation. Ecoloclean's principal business operations are conducted through its subsidiaries, World Environmental Technologies, Inc. ("WET"), a Louisiana corporation, and Ecoloclean of Texas, Inc., a Texas.

On December 4, 2003, we filed articles of incorporation in Louisiana for Reliant Drilling Systems, Inc.

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

On September 14, 2005, we acquired all of the issued and outstanding common stock of Aquatronics Industries, Inc., a Rhode Island corporation.

We operate six corporations. Ecoloclean Industries, Inc. owns three wholly owned subsidiaries: (1) Ecoloclean, Inc., a Texas corporation and (2) Reliant Drilling Systems, Inc., a Louisiana corporation and (3) Aquatronics Industries, Inc., a Rhode Island corporation. Ecoloclean, Inc. owns two wholly owned subsidiaries,
(1) World Environmental Technologies, Inc., a Louisiana corporation and (2) Ecoloclean of Texas, Inc., a Texas corporation. Reliant Drilling Systems, Inc. and Ecoloclean of Texas, Inc. discontinued their operations during the first four months of 2005.

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

The electro coagulation system uses equipment and methods that result from revisions of old technologies and principles of electrochemistry and physics made possible by our computerized microprocessor control panel. The "EC" unit is capable of treating liquid solutions containing a wide variety of contaminants, including heavy metals, oil and grease, suspended and dissolved solids, as well as bacteria and algae, without the use of chemicals.

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

OVERVIEW OF WATER TREATMENT USING ELECTROCOAGULATION

When the term "we" is used, it means Ecoloclean Industries, Inc. by and through its subsidiaries, Ecoloclean, Inc., World Environmental Technologies, Inc., and Aquatronics Industries, Inc.

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

Employees

Ecoloclean Industries, Inc. has one part-time employee officer, Royis Ward and a part-time accounting employee. World Environmental Technologies, Inc. had one part-time employee officer, M.C. Richardson and two employees. Aquatronics Industries, Inc. has one employee officer, Howard Schachter and eight full-time employees. No employees were subject to any collective bargaining agreement.

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

         Aquatronics Industries, Inc. leases its business offices and laboratory workshop. During 2005, the lease expense was $18,000. Commencing in 2006, its annual lease expense will be $45,400.

ITEM 3.   Legal Proceedings

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

ITEM 4.  Submission of Matters to Vote of Security Holders

         During the fourth quarter of 2005, no matters were submitted to a vote of our security holders.

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

Table 1.

Bid Information

Fiscal Quarter Ended            High             Low


December 31, 2005               0.10             0.095
September 30, 2005              0.27             0.23
June 30, 2005                   0.165            0.14
March 31, 2005                  0.25             0.25

December 31, 2004               1.04             0.29
September 30, 2004              1.15             0.28
June 30, 2004                   1.30             0.55
March 31, 2004                  2.35             1.06

         According to our records, the Company had approximately 50 record shareholders of our common stock as of December 31, 2005 holding 51,600,085 common shares. This number of shareholders does not include individual beneficial shareholders whose shares may be held in their brokers' street name.

Dividends and Dividend Policy

         There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except as limited by state corporation law. During the year ended December 31, 2005, no cash or stock dividends were declared or paid and none are expected to be paid in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2005. Information is included for equity compensation plans not approved by our security holders.

Table 1.

Equity Compensation Plan Information

---------------------- ------------------- ------------------- -----------------
Plan Category          Number of           Weighted-average     Number of
                       Securities to be    Exercise  price of   Securities
                       issued upon         outstanding          remaining
                       exercise of         options, warrants,   available for
                       outstanding         and rights           future issuance
                       options, warrants                        under equity
                       and rights                               compensation
                                                                plans (excluding
                                                                securities
                                                                reflected in
                                                                column (a)

                              (a)                  (b)               (c)
---------------------- ------------------- ------------------- -----------------
Equity Compensation
Plans approved by
security holders             None                 None              None
---------------------- ------------------- ------------------- -----------------
Equity Compensation
Plans not approved
by security holders       5,000,000 (1)          $0.55            4,800,000

---------------------- ------------------- ------------------- -----------------
Total                     5,000,000              $0.55            4,800,000
---------------------- ------------------- ------------------- -----------------

(1) On July 8, 2004, the Company adopted the 2004 Non-Qualified Stock Grant and Option Plan. The Plan was registered with the SEC on Form S-8 on July 23, 2004. The Plan reserved 5,000,000 shares. The Plan is administered by our Board of Directors. Directors, officers, employees, consultants, attorneys, and others who provide services to our Company are eligible participants. Participants are eligible to be granted warrants, options, common stock as compensation. We did not issue any shares from this plan during 2005.

Recent Sales of Unregistered Securities

         All sales of unregistered securities have been previously reported in our filed periodic reports filed with the Securities & Exchange Commission on Forms 8-K and 10-QSB.

ITEM 6.    Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis or Plan or Operation

Overview and Plan of Operation

Background

During the quarter ended December 31, 2005, Ecoloclean Industries, Inc. (ECCI) had gross operating revenues of $292,718 from continuing operations and $0 from discontinued operations which included its Louisiana subsidiary, Reliant Drilling Systems, Inc. ("RDS") and its Texas subsidiary, Ecoloclean of Texas, Inc. ("ECOT) whose operations were discontinued during the quarter ending March 31, 2005.

Current Operations

A. Industrial and Exploration Liquid Waste Remediation Services

World Environmental Technologies, Inc. is still awaiting the approval for the amendment to its State-Wide Water Discharge Permit which would allow World Environmental Technologies, Inc. to again offer its services of cleaning drill water to the oil and gas industry. The delay in receiving approval of this amendment application maybe due to the over- worked Louisiana Department of Environmental Quality staff as a result of Hurricane Katrina. Once approval of the amendment is received, it is anticipated that the services offered by World Environmental Technologies, Inc. could again be in demand.

B.  Agricultural Clean Up

Ecoloclean, Inc. ("ECI"), a wholly owned subsidiary of the Company, has devoted substantial efforts to the Dairy Industry as it pertains to the animal waste created by cows, swine and chickens. During the second quarter of 2005, the Company began additional demonstrations for approximately two hundred (200) dairy farmer, representatives from Texas A & M University, American Dairy
Association, Texas Farm Bureau, the EPA and other interested parties. These tests were concluded on August 2, 2005 and the Company was notified that sufficient samples had been taken by the various agencies and no further evaluation was necessary. The Company's equipment has been removed and taken back to its facility for storage. The Company has been informed that Texas A&M will prepare a technical paper upon approval by the EPA, American Dairy Association, Texas Farm Bureau and other interested agencies, which will be published in all of the various agencies for public information. Subject to these test results, the Company expects to be able to offer the dairy industry along with the swine and chicken producers a much needed solution to their waste disposal problems. However, the Company does not expect any revenue producing activities from the agricultural business until the autumn of 2006 at the earliest, subject to a positive technical report from Texas A&M University.

C. Coale Separator aka "Diesel Pure"

As outlined previously, ECCI obtained the Worldwide Exclusive Rights for the patented Coale Separator. This device is capable of removing contaminants from diesel fuel, such as water, sand and other impurities, thus increasing engine life, reducing injector replacement and engine wear.


During the third quarter, the Company signed an exclusive marketing agreement with an experienced organization in the truck and auto after market and to the industrial market place. In order to sell our "Diesel Pure" product line in these market places, the Company was required to complete additional product information and instructions which would have been time consuming and costly. To date, the Company has been unable to fund such additional development cost as required.

Presently, our "in-house" personnel are continuing to exert efforts to gain attention to the attributes of this device from industries that utilize diesel engines. Sales efforts are being first directed to the companies that expressed an interest in the device prior to Hurricane Katrina.

D. Aquatronics Industries, Inc.

On September 13, 2005, the Company completed the acquisition of 100% of the outstand stock of Aquatronics Industries, Inc. located in Riverside, Rhode Island by the issuance of 2,500,000 shares of its restricted common stock and providing working capital of $300,000. Aquatronics Industries, Inc., a wholly owned subsidiary of Ecoloclean Industries, Inc. (ECCI) has provided creative and cost effective solutions to a wide range of industrial, commercial residential pure water, wastewater and solid waste management problems for in excess of 20 years. The Company intends to build on the 20 years of experience of Aquatronics management and employees which includes a customer base and are established reputations of technical expertise.

In addition to providing capital over the $300,000 initial requirement and an amount in excess of $150,000, Ecoloclean Industries, Inc. has assisted "Aquatronics" in acquiring the "Bio-Catalylitica" water purification patent (See New Developments"). This patent both extends the activities in which "Aquatronics" is already engaged and expands its capabilities beyond the levels of its previous experience in a cost-effective manner.

E.  New Developments

On March 23, 2006, the Company's wholly owned subsidiary, Aquatronics Industries, Inc., acquired the "Bio-Catalytic" water purification patent rights, which acts as an adjunct to the active disciplines engaged in the production and installation of water remediation systems and also provides the Company with exclusive manufacturing rights.

Consideration includes $150,000 was due at closing with the remaining $135,000 due at $15,000 per month beginning May l, 2006, and a 5% royalty in addition to 3,000,000 shares of Ecoloclean Industries, Inc. restricted common stock of which 1,000,000 share were due at closing with the remaining 2,000,000 shares due within one year.

Financial Considerations

Currently, there are insufficient revenues and resources to offset annual operating overhead, which is now projected to be approximately $500,000. Until the Company obtains the amount of working capital required to meet its continuing operating overhead, it will be necessary to call upon the investment community and/or the Company's officers and others associated with the Company for financial assistance.

During the third quarter, the Company completed a $400,000 private placement of its restricted common stock. In addition, the Company completed a $150,000 debt financing and a $50,000 debt equity during the first four months of 2006.

In addition to capital needs for operating overhead, the Company's need for capital has increased substantially as a result of it acquiring Aquatronics Industries, Inc. To meet these continuing and increasing needs, management's plans are to (i) to raise capital by obtaining financing through private placement efforts (ii) issue common stock for services rendered in lieu of cash payment and (iii) obtain loans from the President and other employees of the Company.

The Company's future ability to achieve these objective cannot be determined at this time. The accompanying financial statement do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

The Company believes that it will continue to incur losses for at least the next six months and, as a result, will require additional funds to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company's future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating period.

Conclusion

Although the Company expended substantial financial resources to establish its field services operations, the expected results were not achieved. Accordingly, as indicated above, two of the Company's subsidiaries discontinued operations during the first quarter of 2005 and their assets have been substantially liquidated during the year ended December 31, 2005.

As stated here, future activities of the Company will be partially dependent on its ability to obtain additional funding in the near future and the success of its newly acquired subsidiary, Aquatronics Industries, Inc.

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $387,651 from continuing operations for the year ended December 31, 2005, as compared to $71,117 in revenues for the year ended December 31, 2004. The increased revenues of $316,534 were due to $375,706 of revenues from our newly acquired subsidiary, Aquatronics Industries, Inc., (Aquatronics) less a reduction of revenues of $59,172 to $11,945 from our World Environmental Technologies, Inc., subsidiary.

TOTAL COSTS AND EXPENSES: Total costs and expenses decreased from $3,665,482 (restated) for the year ended December 31, 2004, to $2,160,490 (exclusive of impairment losses and gains on sales of equipment) for the year ended December 31, 2005, of which $480,236 was incurred at "Aquatronics." The decrease of $1,985,228 (exclusive of "Aquatronics") was primarily due to the Company's cost reduction program. Non-cash stock-based costs and expenses totaled $471,194 of the $2,160,480 of expenses.

OPERATING EXPENSES: Operating expenses decreased from $288,798 for the year ended December 31, 2004, to $153,139 from continuing operations for the year ended December 31, 2005. The decrease of $134,859 was primarily due to the Company's cost reduction program.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES: Selling, general and administrative expenses decreased from $3,188,726 (restated) for the year ended December 31, 2004, to $1,483,643 for the year ended December 31, 2005, of which $158,507 was incurred at "Aquatronics." The decrease of $1,863,590 (exclusive of "Aquatronics") was primarily due the Company's cost reduction program.

INCOME TAX: The pretax loss decreased from $4,160,107 (restated) for the year ended December 31, 2004, to $2,172,804 for the year ended December 31, 2005, a decrease of $2,129,246 (exclusive of the $141,943 loss at "Aquatronics").

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the year ended December 31, 2005, totaled $153,584 as compared with $571,924 for the year ended December 31, 2004. The expenditures of $53,584 primarily consisted of equipment purchased for the "Coale Separator" manufacturing efforts and $16,312 of computer equipment and a vehicle purchased by `Aquatronics"; whereas, the $571,924 of capital expenditures for the year ended December 31, 2004, primarily consisted of equipment purchased for the Company's solid control subsidiary, which has now been discontinued.

Sales of assets, including equipment, customer lists and contracts for the year ended December 31, 2005, were $440,762 including a $6,685 cost adjustment as compared to $0 for the year ended December 31, 2004. The increase of $440,762 was primarily due to sales of assets of $421,562 by the Company's Reliant Drilling Systems, Inc., and Ecoloclean of Texas, Inc., subsidiaries after discontinuance of their operations.

Total debt decreased from $3,267,650 at December 31, 2004 to $2,858,172 at December 31, 2005, a decrease of $409,478 inclusive of $246,540 of "Aquatronics" debt. The decrease of debt was substantially attributable to a conversion of $1,250,000 debt due the President to 7,352,941 shares of restricted common stock offset by $610,277 in additional loans from the President and a former officer of the Company. These additional funds advanced allowed the Company to continue operations. Total debt as of December 31, 2005 and December 31, 2004 expressed as a percentage of the sum of total debt and shareholders' deficit was 249.3% and 268.3% respectively.

Net loss for the year ended December 31, 2005 was $2,172,804, a decrease of 47.8% from the restated net loss of $4,160,107 for the year ended December 31, 2004. Diluted net loss per common share decreased 50% to $0.05. The net loss per share calculation for the year ended December 31, 2005, included an increase in actual and equivalent shares outstanding.

DISCONTINUED OPERATIONS: The loss from discontinued operations for the year ended December 31, 2005, includes losses of $90,210 incurred by Reliant Drilling Systems, Inc., and $15,289 incurred by Ecoloclean of Texas, Inc. These losses of each subsidiary, which total $105,499, are primarily attributable to their inability to obtain gross revenue levels and margins in sufficient enough amounts to cover operating support costs and other overhead of each company. Losses of these two subsidiaries were $565,472 for the year ended December 31, 2004, which was the first year of operations for Reliant Drilling Systems, Inc., the pre-operating period, and the first six months of operations of Ecoloclean of Texas, Inc.

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


ITEM 7.   Financial Statements

Index to Financial Statements.....................................    F-2

Independent Accountant's Report...................................    F-3
Financial Statements
       Balance Sheets.............................................    F-4
       Statements of Operations...................................    F-5
       Statements of Stockholder's (Deficit)......................    F-6
       Statements of Cash Flows...................................    F-7 - F-8
       Notes to Financial Statements..............................    F-9 - F-26



ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

ITEM 8A.  Controls and Procedures.

(a) Evaluation Of Disclosure Controls And Procedures.

         Item 308(a)(3) of Regulation S-B states that "Management is not permitted to conclude that the small business issuer's internal control over financial reporting is effective if there are one or more material weaknesses in the small business issuer's internal control over financial reporting." As a result of (1) our inability to timely report the historical financial statements of Aquatronics Industries, Inc. and (2) the restatements to our December 31, 2004 financial statements and our quarterly reports for the periods ending March

31, June 30 and September 30, 2005, as disclosed in Footnote 3 to our December 31, 2005 financial statements contained herein, our Chief Executive Officer and Principal Accounting Officer, can no longer conclude that after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-KSB, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         At the time we acquired Aquatronics Industries, Inc. we had believed that we would be able to report its historical financial statements on Form 8-K/A. However, due to a limited financial resources, we have been unable to present Aquatronics' historical financial statements. We believe that we will be able to report them in the near future.

Additionally, the Company believes that its restatement to its December 31, 2004 financial statements and restatements to quarterly reports for March 31, June 30 and September 30, 2005 financial statements, will be a one time occurrence and that moving forward our Controls and Procedures will once again be effective as the accounting corrections contained in the restated December 31, 2004, March 30, June 30 and September 30, 2005 financial statements. The Company is utilizing the guidelines communicated to it by the SEC after various communications regarding accounting for stock based compensation and discontinued operations.

(b) Changes In Internal Control Over Financial Reporting.

         There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing (except as disclosed in (a) above) that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B.  Other Information.

         None.

                                    PART III

ITEM  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons:
          Compliance With Section 16(a) of the Exchange Act

         The following table lists the names, ages, and positions of the executive officers and directors of the Company that served during the year ending December 31, 2005. All officers and directors have been appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity, and other matters relevant to each individual is set forth following the table.

The officers and directors of the Ecoloclean Industries, Inc., Ecoloclean, Inc. and Ecoloclean of Texas, Inc. are as follows:

 Name               Age       Position                                Term

Royis Ward          72        President, CEO, Director            Jan 03-Present
                              CFO
Michael Ward        50        Secretary/Treasurer, Director       Jan 03-Sept 05

ROYIS WARD:

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

MICHAEL WARD:

         On September 7, 2005, our corporate Secretary and member of the board of directors, Michael Ward, tendered his resignation from these positions. Mr. Ward's decision to resign was the result of increased demands on his professional responsibilities to other business enterprises.

         Mr. Ward had been the Secretary/Treasurer and a Director of Ecoloclean since January 2003. He is also the President, Chief Executive Officer and Director of the Tidelands Oil & Gas Corporation. Michael Ward has served in the Tideland's offices since October 21, 1998. Mr. Ward has more than 25 years of diversified experience as an oil and gas professional. He was educated in business management and administration at Southwest Texas State University and the University of Texas. He has wide experience in the capacity in which he successfully served in operating oil and gas companies in the United States. During the past 20 years, he has been associated with Century Energy Corporation where his duties and responsibilities were production and drilling superintendent and supervised 300 re-completions and new drills in Duval County, Texas. In association with Omega Minerals, Inc., where he was vice president and part owner, he operated 65 wells in 23 counties in South and West Texas: 17 wells in Seminole and Osage Counties, Oklahoma, 44 wells in Neosho and Wilson Counties, Kansas and 125 wells in Brown, Pike, Schuyler and Scott Counties. Illinois. He was president and owner of Major Petroleum Company. He drilled, completed and produced 42 wells in South and West Texas counties. The company was sold. With Tidelands Oil Corporation, his duties included supervising and performing remedial well work, work-overs and economic evaluation of the corporate properties. The primary area of interest was in Maverick County, Texas. He has performed project financing analysis and consulting of refinery acquisitions for the Yemen government.

Family Relationships: Michael Ward is the son of Royis Ward.

The officers and directors of the World Environmental Technologies, Inc. and Reliant Drilling are as follows:

Name                                   Age           Position

Michael Richardson                     64            President, CEO, Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with, except as follows: During 2005, Royis Ward, Michael Ward and Michael Richardson each failed to file one Form 5 each, Annual Statement of Beneficial Ownership. During 2005, Royis Ward failed to file one
Forms 4, Statement of Change in Beneficial Ownership regarding a private transfer of 500,000 shares of common stock on October 26, 2005. Additionally, M.C. Richardson filed two Forms 4 late.

The officers and directors of Aquatronics Industries, Inc. is as follows:

Name                          Age           Position

Howard Schachter              73            President, CEO, Director

Mr. Schachter has been employed by Aquatronics Industries for the last five years. He is the founder and chief executive officer. His spouse, Ruth Schachter, is an Ecoloclean Industries shareholder. She owns 2,500,000 common shares which she acquired in connection with the company's purchase of Aquatronics Industries, Inc., a Rhode Island corporation.

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

ITEM 10.  Executive Compensation

The following sets forth the compensation of the officers of the Company in the year ended December 31, 2005.

Summary Compensation.

The following table sets forth the compensation paid by the Company during fiscal year 2005 to its officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Table 1.
                                                                    Securities
                                                                    Underlying
Name and Position          Year       Salary            Bonus       Options/SARs

Royis Ward                 2005       $120,000(1)       -0-         1,000,000
Director, President

Michael Ward               2005       -0-               -0-         1,000,000
Sec/Treas., Director



Notes:

     (1) As of December 31, 2005, the cumulative amount of unpaid officer salary was $437,500 and is included in accounts payable and accrued expenses of our financial statements.

The following table sets forth the compensation paid by our Aquatronics Industries subsidiary during fiscal year 2005 to it officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Table 2.
                                                                    Securities
                                                                    Underlying
Name and Position          Year       Salary            Bonus       Options/SARs

Howard Schachter           2005       $37,500(1)        -0-         -0-
Director, President

Compensation of Directors

The members of the Board of Directors are not compensated by the Company for acting as such.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the Common Stock ownership information as of December 31, 2005, with respect to(i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned. The percentages are based on 51,600,085 shares issued and outstanding as of December 31, 2005.

(a)  Beneficial Ownership of more than 5% based on 51,600,085 common shares.

Table 1.

    (1)                     (2)                    (3)                (4)
Title of Class        Name and Address      Amount and Nature   Percent of Class
Common Stock


Royis Ward(1)         2242 S. Hwy 83        13,352,941(3)             25.80%
                      Crystal City, TX

Michael Ward(1)(2)    1862 W. Bitters Rd.    7,000,000(3)             13.56%
                      San Antonio, TX


Total                                       20,352,941                39.36%

Notes:

(1) Directors and Officers of Ecoloclean Industries, Inc. during 2005.
(2) Michael Ward resigned his positions effective September 7, 2005.
(3)This figure includes 1,000,000 common shares underlying outstanding common stock options which are immediately exercisable. These options have not yet been exercised.


(b) Security Ownership of Management. Based on 51,600,085 shares as of December 31, 2005.


Table 2.

    (1)                       (2)                      (3)                (4)
Title of Class          Name and Address        Amount and Nature   Percent of Class
Common Stock


Royis Ward(1)(2)        2242 S. Hwy 83.         13,352,941(5)            25.80%
                        Crystal City, TX

Michael Ward(1)(2)(4)   1862 W. Bitters Rd.      7,000,000(5)            13.56%
                        San Antonio, TX

Michael Richardson(2)   950 Birdsong St.         1,969,964                3.81%
                        Lafayette, LA

Howard Schachter(3)     501 Bullocks Point Rd.   2,500,000                4.84%
                        Riverside, RI 02915

Total                                           24,822,905               48.01%


Notes:

(1) Directors and Officers of Ecoloclean Industries, Inc.
(2) Mike Richardson is an officer and director of World Environmental Technologies, Inc., an Ecoloclean subsidiary.
(3) Howard Schachter is an officer and director of Aquatronics Industries, Inc., an Ecoloclean subsidiary. The shares are owned by his spouse, Ruth Schachter and beneficial ownership is attributed to him for the purposes of this Table.
(4) Michael Ward resigned as an officer and director September 7, 2005.
(5) This figure includes 1,000,000 common shares underlying outstanding common stock options which are immediately exercisable. These options have not yet been exercised.

 ITEM 12.  Certain Relationships and Related Transactions

 As of December 31, 2005, the cumulative amount of unpaid officer's salary was $437,500 and is included in the accounts payable and accrued expenses. The board of directors had approved a salary for officer services.

At December 31, 2005, cumulative advances bearing interest at the rate of 5% annually were due to company officers in the amount of $1,302,085, plus $181,490 accrued interest. The accrued interest is included in accounts payable and accrued expenses. The advances are due July 10, 2007.

On September 5, 2005, the company granted Royis Ward and Michael Ward options to purchase up to 1,000,000 Ecoloclean shares of common stock at Twenty ($0.20) Cents per share. The options are immediately exercisable and terminate on September 5, 2010.

ITEM 13.  Exhibits

*3.1 Articles of Incorporation of Sailtech International, Inc., a Nevada corporation, formerly Argonaut Resources, Ltd
*3.2 Articles of Amendment Sailtech International, Inc., formerly Argonaut Resources, Ltd.
*3.3 Articles of Amendment of Sailtech International, Inc. changing name to Ecoloclean Industries, Inc. filed Form 8-K on 12-18-03.
*3.4     Bylaws of Sailtech International, Inc.
21       List of Subsidiaries
31 Chief Executive/Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
32 Chief Executive/Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

* Previously filed.

ITEM 14.  Principal Accountant Fees and Services.

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Baum & Co., P.A. of Coral Springs, Florida.

                                                            Year End    Year End
                                                            12-31-04    12-31-05

(1)      Audit Fees                                         $39,530     $43,285
(2)      Audit-related Fees                                      -0-      3,750
(3)      Tax Fees                                                -0-        -0-
(4)      All other fees                                          -0-        -0-
     Total Fees                                              $39,530    $47,035

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

The Company's principal accountant, Baum & Co., P.A. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB Report for the period ending December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May 2006.


                                                 ECOLOCLEAN INDUSTRIES, INC.


                                                 BY: /s/ Royis Ward
                                                    ----------------------------
                                                    Royis Ward, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: May 11, 2006                                /s/ Royis Ward
                                                 -------------------------------
                                                 Royis Ward, President, Director

                           ECOLOCLEAN INDUSTRIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                           ECOLOCLEAN INDUSTRIES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004



                                TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT.......................................          F-3

CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheets.................................           F-4

      Statements of Consolidated Operations ......................           F-5

      Statements of Consolidated Stockholders' (Deficit)..........           F-6

      Statements of Consolidated Cash Flows ......................     F-7 - F-8

      Notes to Consolidated Financial Statements .................    F-9 - F-29

                              BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 209
                          CORAL SPRINGS, FLORIDA 33071


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Ecoloclean Industries, Inc.
2242 S. Highway 83
Crystal City, TX 78839

We have audited the accompanying consolidated balance sheets of Ecoloclean Industries, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecoloclean Industries, Inc., as of December 31, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 3 to the financial statements, the accompanying consolidated balance sheets and related statements of consolidated operations, shareholders'(deficit) and cash flows have been restated to reflect the proper accounting for certain transactions which occurred during the year ended December 31, 2004. In our original report dated April 14, 2005, we expressed an unqualified opinion on the consolidated financial statements and our opinion in the revised statements remains unqualified.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Baum & Company, P.A.
Coral Springs, Florida
May 4, 2006


                           ECOLOCLEAN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                               December 31,    December 31,
                                                                   2005            2004
                                                               ------------    ------------
                                                                                (Restated)
Current Assets:
     Cash                                                      $      8,649    $      5,345
     Accounts Receivable                                            100,839           1,785
     Inventory                                                       76,091               0
     Prepaid Expenses                                                44,594          28,801
     Current Portion of Assets of Discontinued Operations            58,520         196,279
                                                               ------------    ------------
         Total Current Assets                                       288,693         232,210
                                                               ------------    ------------

Property, Plant and Equipment (Net)                                 364,130         427,952
                                                               ------------    ------------

Other Assets:
     Deposits                                                         6,450             400
     License and Trademark Costs (Net)                               12,836          80,434
     Intangible Assets                                              310,696          33,585
     Non-Current Portion of Assets of Discontinued
       Operations                                                         0         443,310
                                                               ------------    ------------
         Total Other Assets                                         329,982         557,729
                                                               ------------    ------------

         Total Assets                                          $    982,805    $  1,217,891
                                                               ============    ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Notes and Loans Payable - Current Portion                 $    198,161    $    171,209
     Accounts Payable and Accrued Expenses                        1,225,212         686,064
     Current Portion of Liabilities of
       Discontinued Operations                                      117,220         458,908
                                                               ------------    ------------
         Total Current Liabilities                                1,540,593       1,316,181

Long-Term Debt                                                       15,494           9,661

Due to Related Parties                                            1,302,085       1,941,808
                                                               ------------    ------------

         Total Liabilities                                        2,858,172       3,267,650
                                                               ------------    ------------

Commitments and Contingencies                                          --              --

Stockholders' (Deficit)
     Preferred Stock, $0.001 par value per share,
       10,000,000 shares authorized, 0 shares
       issued and outstanding                                          --              --
     Common Stock, $0.0001 par value per share,
       100,000,000 shares authorized, 51,600,085
       and 37,900,664 shares issued and outstanding
       at 2005 and 2004 respectively                                  5,160           3,790
     Additional Paid-in Capital                                   5,358,581       3,012,756
     Accumulated (Deficit)                                       (7,239,108)     (5,066,305)
                                                               ------------    ------------
         Total Stockholders' (Deficit)                           (1,875,367)     (2,049,759)
                                                               ------------    ------------

      Total Liabilities and Stockholders' (Deficit)            $    982,805    $  1,217,891
                                                               ============    ============



           See Accompanying Notes to Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      STATEMENTS OF CONSOLIDATED OPERATIONS


                                                For Year Ended       For Year Ended
                                               December 31, 2005    December 31, 2004
                                               -----------------    -----------------
                                                                       (Restated)

Revenues                                       $         387,651    $          71,117
                                               -----------------    -----------------

Expenses
   Cost of Sales                                         317,812               34,056
   Operating Expenses                                    153,939              288,798
   Depreciation & Amortization                           100,393               72,211
   Interest                                              104,703               81,691
   Officer's Salary                                      157,500              120,000
   Selling, General and Administrative                 1,326,143            3,068,726
   Impairment Loss                                       313,386                    0
   Gain on Sale of Assets                                (18,920)                   0
                                               -----------------    -----------------
   Total Expenses                                      2,454,956            3,665,482
                                               -----------------    -----------------

Net (Loss) from Continuing Operations                 (2,067,305)          (3,594,365)
Net (Loss) from Discontinued Operations                 (105,499)            (565,742)
                                               -----------------    -----------------

Net (Loss)                                     $      (2,172,804)   $      (4,160,107)
                                               =================    =================

Net (Loss) Per Common Share
   Basic and Diluted
     Net (Loss) from Continuing Operations     $           (0.05)   $           (0.10)
     Net (Loss) from Discontinued Operations               (0.00)               (0.02)
                                               -----------------    -----------------

        Total                                  $           (0.05)   $           (0.12)
                                               =================    =================

Weighted Average Number of Common
  Shares Outstanding
     Basic and Diluted                                44,026,230           35,200,664
                                               =================    =================












           See Accompanying Notes to Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIT)
            FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)






                             Common
                              Stock                    Additional                      Total
                             Shares                     Paid-In      Accumulated   Stockholders'
                             Issued        Amount       Capital       (Deficit)      (Deficit)
                          -----------   -----------   -----------    -----------    -----------

Balance
 December 31, 2003         32,500,664   $     3,250   $   190,558    $  (906,198)   $  (712,390)

Stock Issuances
  Sale of Common Stock      1,000,000           100       499,900              0        500,000

  For Services and
  Compensation              4,400,000           440     2,647,298              0      2,647,738

  Fee for Services re-
  Sale of Common Stock              0             0      (325,000)             0       (325,000)

Net Loss for the Period             0             0             0     (4,160,107)    (4,160,107)
                          -----------   -----------   -----------    -----------    -----------

Balance
  December 31, 2004        37,900,664   $     3,790   $ 3,012,756    $(5,066,305)   $(2,049,759)

Stock Issuances

Sale of Common Stock        2,020,000           202       403,798              0        404,000

For Services and
 Compensation               1,776,480           178       471,016              0        471,194

For Acquisition             2,500,000           250       249,750              0        250,000
In Payment of Loans         7,352,941           735     1,249,265              0      1,250,000

In Payment of Accrued
  Expense                      50,000             5        11,995              0         12,000
Fee for Services re:
 Sale of Common Stock               0             0       (40,000)             0        (40,000)
   Rounding                         0             0             1              1              2
Net Loss for the Period             0             0             0     (2,172,804)    (2,172,804)
                          -----------   -----------   -----------    -----------    -----------

                           51,600,085   $     5,160   $ 5,358,581    $(7,239,108)   $(1,875,367)
                          ===========   ===========   ===========    ===========    ===========

















           See Accompanying Notes to Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                           For Year Ended       For Year Ended
                                                          December 31, 2005    December 31, 2004
                                                          -----------------    -----------------
                                                                                   (Restated)
Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      From Continuing Operations                          $      (2,067,305)   $      (3,594,365)
      From Discontinued Operations                                 (105,499)            (565,742)
    Adjustments to Reconcile Net (Loss) to Net Cash
      Provided (Required) by Operating Activities:
       Depreciation and Amortization
         From Continuing Operations                                 100,393               72,211
         From Discontinued Operations                                39,973               72,338
       Impairment Losses                                            313,386                    0
       Issuance of Common Stock for Services
         Provided                                                   471,194            2,647,738
       (Gain) Loss on Sale of Assets
         From Continuing Operations                                 (18,920)                   0
         From Discontinued Operations                               (55,168)                   0
       Officer's Salary Accrual                                     157,500              120,000
       Changes in
         Accounts Receivable                                        141,278              (76,950)
         Inventory                                                   28,989                    0
         Prepaid Expenses                                            28,912              (52,678)
         Accounts Payable and Accrued Expenses                      (81,280)             446,897
                                                          -----------------    -----------------

Net Cash (Required) By Operating Activities                      (1,046,547)            (930,551)
                                                          -----------------    -----------------

Cash Flows Provided (Required) By Investing Activities:
     Note Receivable - Sale of Assets                               (55,420)                   0
     Proceeds - Sale of Assets                                      440,752                    0
     Acquisitions of Machinery and Equipment                        (53,584)            (571,924)
     Deposits and Other Non-Current Assets                            6,520              (12,770)
     Licenses and Trademark Costs                                         0              (65,505)
                                                          -----------------    -----------------

Net Cash Provided (Required) By Investing Activities                338,268             (650,199)
                                                          -----------------    -----------------














           See Accompanying Notes to Consolidated Financial Statements


                          ECOLOCLEAN INDUSTRIES, INC.
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (CONTINUED)


                                                           For Year Ended       For Year Ended
                                                          December 31, 2005    December 31, 2004
                                                          -----------------    ------------------
                                                                                  (Restated)
Cash Flows Provided (Required)
  By Financing Activities
      Cash Acquired in Acquisition                        $          14,753    $                0
      Payments of Short-Term Loans                                 (280,166)                    0
      Proceeds of Long-Term Loan                                      4,775                     0
      Proceeds of Notes and Loans Payable                                 0               242,708
      Proceeds from Issuance of Common Stock                        404,000               500,000
      Proceeds of Loans from Related Parties                        610,278             1,166,439
      Fees for Services - Sale of Common Stock                      (40,000)             (325,000)
                                                          -----------------    ------------------

Net Cash Provided by Financing Activities                           713,640             1,584,147
                                                          -----------------    ------------------

Net Increase in Cash                                                  5,361                 3,397
Cash at Beginning of Period                                           5,929                 2,532
                                                          -----------------    ------------------
Cash at End of Period                                     $          11,290    $            5,929
                                                          -----------------    ------------------

Supplemental Disclosures of Cash
  Flow Information
      Cash Payments for Interest                          $          31,040    $           18,826
                                                          =================    ==================

      Cash Payments for Income Taxes                      $               0    $                0
                                                          =================    ==================

Non-Cash Investing Activities and Financing Activities:
   Issuance of Common Stock:
     For Repayment of Loan from Related Party             $       1,250,000    $                0
     For Payment of Account Payable                                  12,000                     0
     For Acquisition of Aquatronics Industries, Inc.
       Net of $14,753 Cash Acquired                                 235,247                     0
                                                          -----------------    ------------------
       Total Non-Cash Investing Activities
         and Financing Activities                         $       1,497,247    $                0
                                                          =================    ==================














           See Accompanying Notes to Consolidated Financial Statements

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

         Organization
         ------------

         On June 11, 2002, Ecoloclean, Inc., the Company, incorporated in the state of Texas. On September 1, 2002, the Company acquired all of the outstanding shares of World Environmental Technologies, Inc. (WET). On January 14, 2003, the Company completed a reverse acquisition with Sailtech International, Inc., which then changed its name to Ecoloclean Industries, Inc. In addition to owning all of the outstanding shares of WET and Ecoloclean, Inc., the Company also owns all of the outstanding shares of Reliant Drilling Systems, Inc. and Ecoloclean of Texas, Inc, whose operations were discontinued during 2005 (See Note 13 - Discontinued Operations). On September 14, 2005, the Company completed the acquisition of 100% of capital stock of Aquatronics Industries, Inc., with an effective date of August 1, 2005.

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

         As a result of the acquisition of Aquatronics Industries, Inc., the Company is now concentrating its business activities in providing water remediation and purification services and products to a wide variety of industrial, commercial and residential customers.

         In  addition,  the Company  has  substantially  delayed  its  marketing
         efforts  of  the  "Coale  Separator".   (See  Note  5  -  Licenses  and
         Trademarks).

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

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

         Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment are recorded at historical cost. Depreciation of property, plant and equipment is provided on the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations. Additions and betterments, which extend the useful lives of the assets, are capitalized. Upon retirement or disposal of the property, plant and equipment, the cost and accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is reflected in operations.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Goodwill and Purchased Intangible Assets
         ----------------------------------------

         Goodwill of $460,696 represents the excess of cost over fair value of net assets acquired through acquisitions. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) requires goodwill to be tested for impairment, on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company assessed goodwill for impairment by comparing the fair value of a reporting unit with its carrying value, including goodwill. During 2005, the Company determined that the carrying amount of the goodwill assigned to the acquisition of Aquatronics Industries, Inc., exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $150,000 was recognized. In addition, during the year 2005, management determined that certain license costs, which were subject to amortization, were also impaired based on estimated future cash flows, and accordingly, an impairment loss of $49,600 (See Note 5 - Licenses and Trademark Costs) was likewise recognized.

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

         During 2005, the Company recorded an impairment loss of $76,383 on certain electro coagulation units recorded on the books of Ecoloclean, Inc. and World Environmental Technologies, Inc. In addition, The Company wrote down equipment of its recently acquired subsidiary, Aquatronics Industries, Inc. by $37,413.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         Revenue Recognition
         -------------------

         The Company recognizes revenue on service contracts and systems sales ratably over applicable contract periods or as services are performed. Amounts billed and collected before the services are performed are included in deferred revenues. Amounts collected but not billed, before the services are performed, are included in customer deposits.

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards 109 (SFAS 109), "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductions or taxable amounts and operating loss carry forwards. Deferred tax expense or benefit is recognized as a result of the change in the deferred asset or liability during the year. If necessary, the Company will establish a valuation allowance to reduce any deferred tax asset to an amount which will, more likely than not, be realized.

         Net (Loss) Per Common Share
         ---------------------------

         The Company accounts for earnings (losses) per share in accordance with Statement of Financial Accounting Standard 128 (SFAS 128) "Earnings per Share". Basic earnings (losses) per share is based upon the net earnings (losses) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted earnings (losses) per share reflect the effect of the assumed conversions of convertible securities and exercise of stock options only in the periods in which such affect would have been dilutive. Basic and diluted net loss per common share are the same since (a) the Company has reflected net losses from continuing operations for all periods presented and (b) the potential common shares of the Company would be anti-dilutive.

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

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------   ------------------------------------------------------

         New Accounting Standards
         ------------------------

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS
         150). SFAS 150 improves the accounting for certain financial instruments that previously might have been accounted for as equity. SFAS 150 required that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted both SFAS 149 and SFAS 150 in 2003. The adoption of these standards did not have a material effect on the Company's consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The adoption did not have a material effect on the Company's consolidated financials statements.

NOTE 2 - GOING CONCERN
------   -------------

         The accompanying audited consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations. However, as shown in these consolidated financial statements, the Company during the year ended December 31, 2005, incurred a net loss of $2,172,804, and as of that date, the Company's total liabilities exceeded its total assets by $1,875,367. In addition, the Company in its short history (incorporated in 2002) has an accumulated deficit of $7,239,108. These factors raise doubt about the Company's ability to continue as a going concern if changes in operations are not forthcoming.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 2 - GOING CONCERN (CONTINUED)
------   -------------------------

         Management, in the first quarter of 2005, discontinued operations in certain of its wholly-owned subsidiaries, (See Note 13 - Discontinued Operations), and is concentrating its efforts on other resources, particularly its recently acquired subsidiary, Aquatronics Industries, Inc. The Company's ability to continue as a going concern will depend on management's ability to successfully implement a business plan which will increase revenues, control costs, and obtain additional forms of debt and/or equity financing. In furtherance of these objectives, the Company, on February 6, 2006, entered into a debt financing arrangement for $150,000, and on April 5, 2006, the Company completed the sale of 1,000,000 shares of its restricted common stock for $50,000 plus options. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS
------   ------------------------------------------------------

         During the fourth quarter of 2005, management re-evaluated its accounting treatment for certain restricted stock issued for services and fees which occurred during 2004 and 2005. As a result of this review, management determined that the initial recordings of the transactions were incorrect and accordingly has chosen to restate the consolidated financial statements for the year ended December 31, 2004, as well as the interim reports for the quarter ended March 31, June 30, and September 30, 2005. In addition, management reclassified and netted all revenue and expenses related to discontinued operations and disclosed the net (loss) from discontinued operations as a separate line item and also segregated all assets and current liabilities relating to the discontinued operations for 2004 and 2005 and adjusted the balance sheets accordingly for the respective periods. Following is a summary of the restated financial statements:


                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------


                    SUMMARY OF RESTATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


                                                Previously        Restatement      Restated
                                                 Reported         Adjustment         Total
                                               ------------      ------------    ------------
Consolidated Balance Sheets:
       Total Assets                            $  1,217,891      $          0    $  1,217,891
       Total Liabilities                         (3,267,650)                0      (3,267,650)
                                               ------------      ------------    ------------
       Stockholders' (Deficit)                 $ (2,049,759)     $          0    $ (2,049,759)
                                               ============      ============    ============

Consolidated Results of Operations:
       Revenues                                     921,810   (2)    (850,693)         71,117
       Expenses                                   3,660,892   (1)   1,421,025       3,665,482
                                                              (2)  (1,416,435)
                                               ------------      ------------    ------------
Net (Loss) from Continuing Operations            (2,739,082)         (855,283)     (3,594,365)
Net (Loss) from Discontinued Operations                   0          (565,742)       (565,742)
                                               ------------      ------------    ------------
Net (Loss)                                     $ (2,739,082)     $ (1,421,025)   $ (4,160,107)
                                               ============      ============    ============

Net (Loss) per Common Share
   Basic and Diluted:
     Net (Loss) from Continuing Operations     $      (0.08)                     $      (0.10)
     Net (Loss) from Discontinued Operations          (0.00)                            (0.02)
                                               ------------                      ------------

           Total                               $      (0.08)                     $      (0.12)
                                               ============                      ============
Weighted Average Number of Common
       Shares Outstanding:
       Basic and Diluted                         35,200,664                        35,200,664
       -----------------                       ============                      ============



                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

                   SUMMARY OF RESTATED INTERIM REPORTS - 2005


                                   MARCH 31, 2005                               JUNE 30, 2005
                    ------------------------------------------   ------------------------------------------
                     Previously     Restatement     Restated     Previously      Restatement     Restated
                      Reported       Adjustment       Total       Reported        Adjustment       Total
ASSETS
Current Assets:
  Cash and Cash
   Equivalents      $    47,152  (4)     (9,730)   $    37,422   $     7,598  (4)     (1,791)   $     5,807
  Accounts and
   Loans
   Receivable            78,985  (4)    (76,801)         2,184        20,653  (4)     (9,255)        11,398
  Note Receivable             0               0              0        85,000  (4)    (85,000)             0
  Inventory                   0               0              0             0               0        214,247
  Prepaid
   Expenses              28,622  (4)    (13,153)        15,469        17,983  (4)     (5,087)        12,896
  Current
   Portion of
   Assets of
   Discontinued
   Operations                 0  (4)     99,684         99,684             0  (4)    101,133        101,133
                    -----------     -----------    -----------   -----------     -----------    -----------

    Total
     Current
     Assets             154,759            --          154,759       131,234            --          131,234
                    -----------     -----------    -----------   -----------     -----------    -----------


Property, Plant
 and Equipment,
 Net                    497,845  (4)    (82,386)       415,459       485,380  (4)    (69,826)       415,554
                    -----------     -----------    -----------   -----------     -----------    -----------


Other Assets:
  Assets Held
   for Sale             100,258               0        100,258             0               0              0
  Deposits              101,296  (4)       (570)       100,726       199,439               0        199,439
  License, Net           75,935               0         75,935        71,435               0         71,435
  Goodwill               33,585               0         33,585        33,585               0         33,585
  Non-Current
   Portion of
   Assets of
   Discontinued
   Operations                 0  (4)     82,956         82,956             0  (4)     69,826         69,826
                    -----------     -----------    -----------   -----------     -----------    -----------

    Total Other
     Assets             311,074          82,386        393,460       304,459          69,826        374,285
                    -----------     -----------    -----------   -----------     -----------    -----------


    Total Assets    $   963,678     $         0    $   963,678   $   921,073     $         0    $   921,073
                    ===========     ===========    ===========   ===========     ===========    ===========

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

             SUMMARY OF RESTATED INTERIM REPORTS - 2005 (CONTINUED)



                                 SEPTEMBER 30, 2005
                    ------------------------------------------
                    Previously      Restatement      Restated
                     Reported        Adjustment        Total

ASSETS
Current Assets:
  Cash and Cash
   Equivalents      $    61,147  (4)     (1,559)   $    59,588
  Accounts and
   Loans
   Receivable            87,675  (4)     (4,337)        83,338
  Note Receivable        75,000  (4)    (75,000)             0
  Inventory             214,247               0        214,247
  Prepaid
   Expenses              28,290  (4)     (5,087)        23,203
  Current
   Portion of
   Assets of
   Discontinued
   Operations                 0  (4)     85,983         85,983
                    -----------     -----------    -----------

    Total
     Current
     Assets             466,359            --          466,359
                    -----------     -----------    -----------


Property, Plant
 and Equipment,
 Net                    507,732  (4)    (53,799)       453,933
                    -----------     -----------    -----------


Other Assets:
  Assets Held
   for Sale                   0               0              0
  Deposits               80,889               0         80,889
  License, Net           70,036               0         70,036
  Goodwill              387,035               0        387,035
  Non-Current
   Portion of
   Assets of
   Discontinued
   Operations                 0  (4)     53,799         53,799
                    -----------     -----------    -----------

    Total Other
     Assets             537,960          53,799        591,739
                    -----------     -----------    -----------


    Total Assets    $ 1,512,051     $         0    $ 1,512,051
                    ===========     ===========    ===========


                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

             SUMMARY OF RESTATED INTERIM REPORTS - 2005 (CONTINUED)

                                      MARCH 31, 2005                                 JUNE 30, 2005
                      -------------------------------------------    -------------------------------------------
                       Previously      Restatement     Restated       Previously      Restatement     Restated
                        Reported        Adjustment       Total         Reported        Adjustment       Total
                      -----------      -----------    -----------    -----------      -----------    -----------
LIABILITIES AND
 STOCKHOLDERS'
 (DEFICIT)
Current Liabilities:
Current Maturities
   of Notes and
   Loans Payable      $   222,434   (4)    (50,693)   $   171,741    $   171,741      $         0    $   171,741
  Deposit - Sale
   of Assets                4,891   (4)     (4,891)             0              0                0              0
  Accounts
   Payable and
   Accrued Expenses     1,100,109   (4)   (257,330)       842,779      1,140,278   (4)   (188,791)       951,487
  Current
   Portion of
   Liabilities of
   Discontinued
   Operations                   0   (4)    312,914        312,914              0   (4)    188,791        188,791
                      -----------      -----------    -----------    -----------      -----------    -----------


    Total Current
     Liabilities        1,327,434             --        1,327,434      1,312,019             --        1,312,019
                      -----------      -----------    -----------    -----------      -----------    -----------

Long-Term Debt:

Due to Related
 Parties                2,138,967                0      2,138,967      1,124,151                0      1,124,157
Notes & Loans
 Payable, less
 Current Maturities         8,136             --            8,136          6,610             --            6,610
                      -----------      -----------    -----------    -----------      -----------    -----------

    Total
     Liabilities        3,474,537             --        3,474,537      2,442,780             --        2,442,780
                      -----------      -----------    -----------    -----------      -----------    -----------

Stockholders'
 (Deficit):
  Common Stock              3,815                0          3,815          4,600                0          4,600
  Additional
   Paid-in
   Capital              1,619,706   (1)  1,421,025      3,090,731      2,900,172   (1)  1,421,025      4,464,947
                                    (3)     50,000                                 (3)    143,750
  Accumulated
   Deficit             (4,134,380)  (1) (1,421,025)    (5,605,405)    (4,426,479)  (1) (1,421,025)    (5,991,254)
                                    (3)    (50,000)                                (3)   (143,750)
                      -----------      -----------    -----------    -----------      -----------    -----------

    Total
     Stockholders'
     (Deficit)         (2,510,859)            --       (2,510,859)    (1,521,707)            --       (1,521,707)
                      -----------      -----------    -----------    -----------      -----------    -----------

Total
 Liabilities and
 Stockholders'
 (Deficit)            $   963,678      $         0    $   963,678    $   921,073      $         0    $   921,073
                      ===========      ===========    ===========    ===========      ===========    ===========

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

             SUMMARY OF RESTATED INTERIM REPORTS - 2005 (CONTINUED)




                                    SEPTEMBER 30, 2005
                      -------------------------------------------
                       Previously      Restatement     Restated
                        Reported        Adjustment       Total
                      -----------      -----------    -----------

LIABILITIES AND
 STOCKHOLDERS'
 (DEFICIT)
Current Liabilities
Current Maturities
   of  Notes and
   Loans Payable      $   194,523      $         0    $   194,523
  Deposit - Sale
   of Assets                    0                0              0
  Accounts
   Payable and
   Accrued Expenses     1,308,057  (4)    (131,786)     1,176,271
  Current
   Portion of
   Liabilities of
   Discontinued
   Operations                   0  (4)     131,786        131,786
                      -----------      -----------    -----------


    Total Current
     Liabilities        1,502,580             --        1,502,580
                      -----------      -----------    -----------

Long-Term Debt:

Due to Related
 Parties                1,246,808                0      1,246,808
Notes & Loans
 Payable, less
 Current Maturities         4,640             --            4,640
                      -----------      -----------    -----------

    Total
     Liabilities        2,754,028             --        2,754,028
                      -----------      -----------    -----------

Stockholders'
 (Deficit):
  Common Stock              5,160                0          5,160
  Additional
   Paid-in
   Capital              3,728,908   (1)  1,421,025      5,358,581
                                    (3)    208,648
  Accumulated
   Deficit             (4,976,045)  (1) (1,421,025)    (6,605,718)
                                    (3)   (208,648)
                      -----------      -----------    -----------

    Total
     Stockholders'
     (Deficit)         (1,241,977)            --       (1,241,977)
                      -----------      -----------    -----------

Total
 Liabilities and
 Stockholders'
 (Deficit)            $ 1,512,051      $         0    $ 1,512,051
                      ===========      ===========    ===========


                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

             SUMMARY OF RESTATED INTERIM REPORTS - 2005 (CONTINUED)


                                Three Months Ended March 31, 2005                   Six Months Ended June 30, 2005
                       ----------------------------------------------    ----------------------------------------------
                        Previously                         Restated       Previously                         Restated
                         Reported         Restatement        Total         Reported         Restatement        Total
                       ------------      ------------    ------------    ------------      ------------    ------------
Revenues:              $          0                      $          0    $      8,889                      $      8,889

Expenses:
    Cost of Sales                 0                                 0           2,504                             2,504
    Operating
     Expenses                54,254                            54,254          76,182                            76,182
    Depreciation
     and
     Amortization            23,256                            23,256          47,595                            47,595
    Interest                 30,335                            30,335          62,815                            62,815
    Officer's Salary         30,000                            30,000          60,000                            60,000
    Selling,
     General and
     Administration         222,194   (3)      50,000         272,194         454,784   (3)     143,750         598,534
                       ------------      ------------    ------------    ------------      ------------    ------------

    Total Expenses          360,039            50,000         410,039         703,880           143,750        (847,630)
                       ------------      ------------    ------------    ------------      ------------    ------------

Net (Loss) from
 Continuing
 Operations                (360,039)          (50,000)       (410,039)       (694,991)         (143,750)       (838,741)
Net (Loss) from
 Discontinued
 Operations                (129,061)             --          (129,061)        (86,208)                          (86,208)
                       ------------      ------------    ------------    ------------      ------------    ------------

Net (Loss)             $   (489,100)     $    (50,000)   $   (539,100)   $   (781,199)     $   (143,750)   $   (924,949)
                       ============      ============    ============    ============      ============    ============

Net (Loss) Per
 Common Share,
 Basic and Diluted:
  Net (Loss) from
     Continuing
     Operations        $      (0.01)     $       --      $      (0.01)   $      (0.0)      $       --      $      (0.02)
  Net (Loss) from
     Discontinued
     Operations               (0.00)             --             (0.00)          (0.00)              --             (0.00)
                       ------------      ------------    ------------    ------------      ------------    ------------
           Total       $      (0.01)     $       --      $      (0.01)   $      (0.02)      $       --      $      (0.02)
                       ============      ============    ============    ============      ============    ============
Net (Loss)
Weighted Average
 Number of Common
 Shares Outstanding:
        Basic and
         Diluted         38,025,664              --        38,025,664      41,592,135              --        41,592,135
                       ============      ============    ============    ============      ============    ============

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 3 - SUMMARY OF RESTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------   -----------------------------------------------------------------

             SUMMARY OF RESTATED INTERIM REPORTS - 2005 (CONTINUED)



                            Nine Months Ended September 30, 2005
                       ----------------------------------------------
                        Previously                        Restated
                         Reported         Restatement       Total
                       ------------      ------------    ------------

Revenues:              $     94,933                      $     94,933

Expenses:
    Cost of Sales            54,006                            54,006
    Operating
     Expenses               130,526                           130,526
    Depreciation
     and
     Amortization            72,385                            72,385
    Interest                 83,373                            83,373
    Officer's Salary         90,000                            90,000
    Selling,
     General and
     Administration         904,772   (3)     208,648       1,113,420
                       ------------      ------------    ------------

    Total Expenses        1,335,062           208,648       1,543,710
                       ------------      ------------    ------------

Net (Loss) from
 Continuing
 Operations              (1,240,129)          (208,648)    (1,448,777)
Net (Loss) from
 Discontinued
 Operations                 (90,636)                          (90,636)
                       ------------      ------------    ------------

Net (Loss)             $ (1,330,765)     $   (208,648)   $ (1,539,413)
                       ============      ============    ============

Net (Loss) Per
 Common Share,
 Basic and Diluted:
  Net (Loss) from
     Continuing
     Operations        $      (0.03)     $       --      $      (0.03)
  Net (Loss) from
     Discontinued
     Operations               (0.00)           --               (0.00)
                       ------------      ------------    ------------
           Total        $     (0.03)     $       --      $      (0.03)
                       ============      ============    ============
Net (Loss)
Weighted Average
 Number of Common
 Shares Outstanding:
        Basic and
         Diluted         44,750,375              --        44,750,375
                       ============      ============    ============


(1) Adjustments to reflect revaluation of 2004 restricted stock issuances to market value instead of a discounted value in accordance with 2004 restated financial statements.

(2)      Adjustments to reflect 2004 allocations to discontinued operations.

(3) Adjustments to reflect revaluation of 2005 restricted stock issuances to market value instead of a discounted value.

(4) Adjustments to reflect 2005 allocations of assets and liabilities of discontinued operations.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
------  -------------------------------

A summary of property, plant and equipment at December 31, 2005 and December 31, 2004 is as follows:

                                    December 31,   December 31,      Estimated
                                        2005           2004        Economic Life
                                    ------------   ------------   --------------

Land                                $     80,000   $     80,000         N/A
Warehouse                                 34,120         34,120      40 Years
Electro Coagulation Units                 66,594        239,237       5 Years
Machinery & Equipment                    218,290        619,630       5 Years
Office Equipment                          17,698          8,789       5 Years
Computers & Related Equipment             28,737         15,640       5 Years
Transportation Equipment                  67,124         42,448       5 Years
                                    ------------   ------------
     Total                               512,563      1,039,864
Less Accumulated Depreciation            148,433        181,172
                                    ------------   ------------
  Net Property, Plant & Equipment   $    364,130   $    858,692
                                    ============   ============

Depreciation expense for the years ended December 31, 2005 and December 31, 2004 amounted to $122,367 and $138,950 respectively.


NOTE 5 - LICENSE AND TRADEMARK COSTS
------   ----------------------------

         The Company acquired an industry exclusive, perpetual worldwide license to commercialize the inventions on patents and market, manufacture, sell, lease and, or utilize, for processing electrocoagulation units for the treatment of effluent water. Royalties are $3,000 per unit manufactured and 2% of gross processing revenues. License costs are being amortized over 5 years.

         During 2005, the Company obtained the worldwide exclusive rights for the patented Coale Separator which supersedes a previously announced general revenue sharing agreement with the licensors.

         The license agreement and a related consulting agreement require a $50,000 one-time license fee and the issuance of 50,000 shares of restricted common stock of Ecoloclean Industries, Inc. which was valued at $12,000 and issued in 2005 after approval in 2004.

         Due to difficulties in establishing a viable marketing program for the Coale Separator during 2005, the Company's management in consultation with its professional advisors decided to treat the License costs as impaired and wrote off the unamortized costs of $49,600.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 5 - LICENSE AND TRADEMARK COSTS (CONTINUED)
------   ---------------------------------------

         The Company incurred trademark application costs of $3,505 regarding various product names for the Coale Separator.

         A summary of license and trademark costs at December 31, 2005 and 2004 is as follows:


                                                     December 31,   December 31,
                                                         2005           2004
                                                     ------------   ------------
         License Costs Electro Coagulation
           Technology (Net)                          $      9,331   $     14,929
         License Costs - Coale Separator                        0         62,000
         Trademark Costs - Coale                            3,505          3,505
                                                     ------------   ------------
                                                     $     12,836   $     80,434
                                                     ============   ============

NOTE 6 - LONG-TERM DEBT
------   --------------

         A summary of notes and loans payable at December 31, 2005 and 2004 are as follows:

                                                    December 31,   December 31,
                                                        2005           2004
                                                    ------------   ------------
Note Payable, unsecured, 10% Interest Bearing,
  Maturing April 6, 2006 (Note Extended to
    October 6, 2006)                                $    150,000   $    150,000

Loan Payable, Unsecured, Non-Interest Bearing
  Payable on Demand                                       15,195         15,108

Loan Payable, Unsecured, 7% Interest Bearing
  Payable on Demand                                       20,000              0

Notes Payable, Secured Interest Bearing Factoring
  Line of Credit (See Note Below)                              0         89,252

Note Payable, Secured by a Truck, 14% Interest
  Bearing, Maturing July 22, 2007                          9,661         15,762

Notes Payable, Secured by Autos and Equipment,
 Maturing between April 23, 2006, and
   November 9, 2011                                       18,799              0
                                                    ------------   ------------
                                                         213,655        270,122
          Less Current Maturities                        198,161        260,461
                                                    ------------   ------------
               Total Long-Term Debt                 $     15,494   $      9,661
                                                    ============   ============

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 7 - RELATED PARTY TRANSACTIONS
------   --------------------------

         The Board of Directors has approved a salary for services provided. At December 31, 2005, the cumulative amount of unpaid officer's salary was $437,500 and is included in accounts payable and accrued expenses.

         At December 31, 2005, cumulative advances bearing interest at 5% per annum due to officers of the Company amounted to $1,302,085 plus $181,490 accrued interest. The accrued interest is included in accounts payable and accrued expenses. The advances are due July 10, 2007, with the right of prepayment.

         On September 5, 2005, the Company granted Royis Ward and Michael Ward options to purchase one million ($1,000,000) shares of the Company's restricted common stock at twenty ($.20) per share. The options are immediately exercisable and terminate on September 5, 2010.



NOTE 8 - INCOME TAXES
------   ------------

         The Company files a consolidated federal income tax return. At December 31, 2005, the Company had a net operating loss carry forward of approximately $6,350,000 available to offset future federal taxable income through 2025. The components of the deferred tax assets and liabilities accounts at December 31, 2005, are as follows:

         Total Deferred Tax Assets                                    $2,159,000
         Less:  Valuation Allowance                                    2,159,000
                                                                      ----------
         Deferred Tax Asset (Liability)                               $        0
                                                                      ==========

NOTE 9 - LEASES
------   -------

         The Company's wholly-owned subsidiary, Aquatronics Industries, Inc., entered into a ten-year operating lease beginning October 1, 2004, for its business offices and laboratory workshop at an initial rent of $33,600 increasing to $45,400 after the first year.

         Minimum future commitments under the operating leases are as follows:

          Year Ending                          Total
          -----------                        ---------
          2006                               $  45,400
          2007                                  45,400
          2008                                  45,400
          2009                                  45,400
          2010                                  45,400
          2011 - 2014                          170,400
                                             ---------
          Total Minimum Lease Payments       $ 397,400
                                             =========


         Rent expense for the years ended December 31, 2005 and 2004, was $18,000 and $0 respectively.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 10 - COMMITMENTS AND CONTINGENCIES
-------   -----------------------------

         The Company is subject to the laws and regulations relating to the protection of the environment. The Company's policy is to accrue environmental and related cleanup costs of a non-capital nature when it is both probable that a liability has been incurred and when the amount can be reasonably estimated. Although it is not possible to quantify with any degree of certainty the financial impact of the Company's continuing compliance efforts, management believes any future remediation or other compliance related costs will not have material adverse effect on the consolidated financial condition or reported results of consolidated operations of the Company.

         One of the Company's wholly-owned subsidiaries currently has a federal tax lien filed against it for unpaid federal withholding and social security taxes. The Company and the Internal Revenue Service have entered into an installment agreement which provides for a monthly payment by the Company of $5,000 until the debt is liquidated. As of this report date, the Company owed approximately $35,000 and was current under the provisions of the Installment Agreement.

NOTE 11 - COMMON STOCK TRANSACTIONS
-------   -------------------------

         On January 24, 2005, the Company issued 200,000 shares of its restricted common stock for 2005 investor public relations services valued at $66,000.

         On January 24, 2005, the Company issued 50,000 shares of its restricted common stock valued at $12,000 in partial payment of obligations regarding the acquisition of the Coale Separator license.

         On June 3, 2005, the Company issued 250,000 shares of its restricted common stock for consulting services valued at $75,000.

         On June 22, 2005, the Company issued 250,000 shares of its restricted common stock for consulting services valued at $50,000.

         On June 22, 2005, the Company issued 7,352,941 shares of its restricted common stock as payment for $1,250,000 of loans from the Company's President, Royis Ward.

         On September 6, 2005, through September 9, 2005, the Company issued 2,020,000 shares of its restricted common stock for $404,000 less costs of $40,000.

         On September 14, 2005, the Company issued 2,500,000 shares of its restricted common stock valued at $250,000 for 100% of the outstanding stock of Aquatronics Industries, Inc.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 11 - COMMON STOCK TRANSACTIONS (CONTINUED)
-------   -------------------------------------

         On September 16, 2005, the Company issued 425,000 shares of its restricted common stock valued at $108,375 to two recipients for consulting services.

         On September 18, 2005, the Company issued 500,000 shares of its restricted common stock valued at $127,500 for consulting services.

         On September 18, 2005, the Company issued 25,000 shares of its restricted common stock valued at $6,375 to an employee of a subsidiary as compensation.

         As of September 30, 2005, the Company issued 126,480 shares of its restricted common stock valued at $37,944 for consulting services.

NOTE 12 - STOCK OPTIONS
-------   -------------

         The following table presents the activity for stock options for years ending December 31, 2005 and 2004.

                                                  Stock         Weighted Average
                                                 Options         Exercise Price
                                                ---------       ----------------
         Outstanding - December 31, 2003                0                   --
         Granted / Issued                               0                   --
         Exercised                                      0                   --
                                                ---------       ----------------

         Outstanding - December 31, 2004                0                   --
                                                ---------       ----------------

         Granted / Issued                       5,500,000       $           0.20
         Exercised / Converted                          0                   --
                                                ---------       ----------------

         Outstanding - December 31, 2005        5,500,000       $           0.20
                                                =========       ================


         All currently outstanding stock options have an expiration date of September 5, 2010.

         The 2004 Non-Qualified Stock Grant and Option Plan has 4,800,000 shares remaining available for future issuance. The Plan was registered with the Securities and Exchange Commission on Form S-8 on July 23, 2004.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 13 - DISCONTINUED OPERATIONS
-------   -----------------------

         During the first and second quarters of 2005, Reliant Drilling Systems, Inc. (RDS), a wholly-owned subsidiary of the Company, which had been engaged in providing solids control services for oil and gas drillers and producers, began to sell certain of its equipment assets in order to implement its decision to no longer offer these services. For the year ended December 31, 2004, RDS had revenues of $781,025, with a reported lost of $280,091.

         Sales of equipment recorded by RDS during 2005 were $301,562 with a resulting loss of $19,792.

         Also,  during the first  quarter  of 2005,  Ecoloclean  of Texas,  Inc.
         (ECOT), a wholly-owned subsidiary of the Company which had been engaged in providing enviro cleanup services to industrial customers, sold certain of its equipment with a book value of $41,574, job materials and supplies and its customer contracts for $120,000 in order to implement its decision to no longer offer these services For the year ended December 31, 2004, this wholly-owned subsidiary had revenues of $132,668 with a reported of loss of $285,651.

         On April 18, 2005, ECOT completed the transaction to sell its equipment assets and customer contract for $120,000, payable over a one-year period. The effective date of the transaction was April 1, 2005, and resulted in a gain of approximately $74,960.

         As a result of the Company discontinuing the operations of RDS and ECOT, the consolidated financial statements and the related notes contained herein for the years ended December 31, 2005 and 2004, have been restated to reflect the financial position, results of operations and cash flows of RDS and ECOT as discontinued operations.

         The following table sets forth, for the periods indicated, selected financial data of the Company's discontinued operations:

               SELECTED FINANCIAL DATA FOR DISCONTINUED OPERATIONS

                                                       For the Years Ended
                                                   December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------

         Revenue                                   $     75,863    $    850,693
         Cost of Sales                                   49,065         583,056
                                                   ------------    ------------
         Gross Profit                                    26,798         267,637
         Expenses (Net of Gains and Losses
           on Sales of Assets)                          132,297         833,379
                                                   ------------    ------------
         (Loss) from Discontinued Operations       $   (105,499)   $   (565,742)
                                                   ============    ============


                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 14 - ACQUISTION
-------  -----------

         On September 14, 2005, the Company completed the acquisition of 100% of the issued and outstanding stock of Aquatronics Industries, Inc.
         (Aquatronics), for 2.5 million shares of restricted common stock valued at $250,000. The closing agreement provided for an effective date of August 1, 2005. Aquatronics is located in Riverside, Rhode Island, and has eight employees. Aquatronics has provided effective solutions to a diverse base of commercial and industrial customers with remediation equipment and services for the removal of impurities and waste by-products for the past 20 years. Aquatronics' waste water treatment system equipment can be custom designed to remediate most liquid or solids waste management problem necessary to comply with state and federal mandates.

         The Company's unaudited proforma statements of operations for the year ended December 31, 2005, gives effect to the acquisition of Aquatronics as if it had occurred on January 1, 2005. The columns headed
         Aquatronics Industries, Inc., in the table below give effect to the revenues and expenses related to the acquired company for the periods indicated and were not included in our historical financial statements.
         The purchase was accounted for by using the purchase method of accounting.


            PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     Ecoloclean Industries, Inc.   Aquatronics Industries, Inc.
                                             Year Ended                   Period From
                                          December 31, 2005           01/01/05 to 07/31/05
                                          -----------------           --------------------
Revenues                                    $      11,945                 $     257,354
Cost of Goods Sold                                  4,000                       178,720
                                            -------------                 -------------
Gross Profit                                        7,945                        78,634

Operating Expenses                              1,933,307                       168,172
                                            -------------                 -------------

Net (Loss) from Continuing Operations          (1,925,362)                      (89,538)
Net (Loss) from Discontinued Operations          (105,499)                         --
                                            -------------                 -------------

Net (Loss) Total                            $  (2,030,861)                $     (89,538)
                                            =============                 =============


                                     Aquatronics Industries, Inc.     Consolidated Proforma
                                             Period From                  Income (Loss)
                                         08/01/05 to 12/31/05           December 31, 2005
                                         --------------------           -----------------

Revenues                                    $     375,706                 $     645,005
Cost of Goods Sold                                313,812                       496,532
                                            -------------                 -------------
Gross Profit                                       61,894                       148,473

Operating Expenses                                203,837                     2,305,316
                                            -------------                 -------------

Net (Loss) from Continuing Operations            (141,943)                   (2,156,843)
Net (Loss) from Discontinued Operations              --                        (105,499)
                                            -------------                 -------------

Net (Loss) Total                            $    (141,943)                $  (2,262,342)
                                            =============                 =============



The total amount paid for "Aquatronics was $250,000 in restricted common stock. The goodwill recognized from the acquisition was $427,311, which is the difference between the purchase price and the net deficit of "Aquatronics" of $177,311 as of August 1, 2005.

                           ECOLOCLEAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 15 - SUBSEQUENT EVENTS
-------   -----------------

         On March 23, 2006, the Company's wholly-owned subsidiary, Aquatronics Industries, Inc., acquired the "Bio-Catalytic" water purification patent rights, which acts as an adjunct to the active disciplines engaged in the production and installation of water remediation systems and also provides the Company with exclusive manufacturing rights.

         Consideration includes $150,000 of which $15,000 was due at closing with the remaining $135,000 due at $15,000 per month beginning May 1, 2006, and a 5% royalty in addition to 3,000,000 shares of Ecoloclean Industries, Inc., restricted common stock of which 1,000,000 shares were due at closing with the remaining 2,000,000 shares due within one year.