Form 10QSB
period 2006-03-31
ECOLOCLEAN INDUSTRIES INC
filed 2006-05-22
CIK 1161165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ending March 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2006, there were 55,430,085 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                           ECOLOCLEAN INDUSTRIES, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of
         March 31, 2006, and December 31, 2005..........................     3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2006 and 2005.............       5

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2006 and 2005.............     6-7

         Notes to Condensed Consolidated Financial Statements...........    8-11

Item 2 - Management's Discussion and Analysis or Plan of Operation......   12-15

Item 3 - Controls and Procedures........................................   16-17

PART II - Other Information

Item 1 - Legal Proceedings .............................................      17

Item 2 - Changes in Securities and Use of Proceeds......................      18

Item 3 - Defaults Upon Senior Securities................................      18

Item 4 - Submission of Matters to a Vote of Security Holdings...........      18

Item 5 - Other Information..............................................   18-19

Item 6 - Exhibits and Reports on Form 8K ...............................      19

Signature...............................................................      19

                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS



                                             March 31, 2006    December 31, 2005
                                           -----------------   -----------------
                                              (Unaudited)         (Restated)

Current Assets:
      Cash                                 $           3,921   $           8,649
      Accounts Receivable                            103,283             100,839
      Inventory                                      175,004              76,091
      Prepaid Expenses                                65,102              44,594
      Current Portion of Assets
        Of Discontinued Operations                    56,605              58,520
                                           -----------------   -----------------
         Total Current Assets                        403,915             288,693
                                           -----------------   -----------------

Property Plant and Equipment, Net                    359,073             364,130
                                           -----------------   -----------------

Other Assets:
      Deposits                                         6,450               6,450
      License & Trademark Costs (Net)                 11,436              12,836
      Patent                                         480,000                   0
      Goodwill                                       310,696             310,696
                                           -----------------   -----------------
         Total Other Assets                          808,582             329,982
                                           -----------------   -----------------

         Total Assets                      $       1,571,570   $         982,805
                                           =================   =================

















      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


                                                    March 31, 2006     December 31, 2005
                                                  -----------------    -----------------
                                                     (Unaudited)           (Restated)
Current Liabilities:
   Current Maturities-Notes and
     Loans Payable                                $         489,023    $         198,161
       Accounts Payable and Accrued Expenses              1,397,693            1,225,212
   Current Portion of Liabilities
     Of Discontinued Operations                             114,990              117,220
                                                  -----------------    -----------------
      Total Current Liabilities                           2,001,706            1,540,593

Long-Term Debt                                               12,665               15,494

Due to Related Parties                                    1,396,720            1,302,085
                                                  -----------------    -----------------

      Total Liabilities                                   3,411,091            2,858,172
                                                  -----------------    -----------------
Commitments and Contingencies                                  --                   --

Stockholders' (Deficit):
   Preferred Stock, $0.01 par value
      1,000,000 shares authorized, none issued                 --                   --
   Common Stock, $.001 par value per share,
      100,000,000 shares authorized; 51,600,085
      shares issued and outstanding December
      31, 2005; 55,430,085 shares issued and
      outstanding March 31, 2006                              5,543                5,160
   Additional Paid-in Capital                             5,788,531            5,358,581
   Accumulated (Deficit)                                 (7,633,595)          (7,239,108)
                                                  -----------------    -----------------

      Total Stockholders' (Deficit)                      (1,839,521)          (1,875,367)
                                                  -----------------    -----------------

         Total Liabilities and
              Stockholders' (Deficit)             $       1,571,570    $         982,805
                                                  =================    =================










      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -4-


                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                              Three Months Ended    Three Months Ended
                                                March 31, 2006        March 31, 2005
                                                --------------        --------------
                                                                        (Restated)
Revenues:                                       $       65,600        $            0
                                                --------------        --------------
Expenses:
   Cost of Sales                                        79,245                     0
   Operating Expenses                                   20,736                54,254
   Depreciation & Amortization                          11,932                23,256
   Interest                                             24,788                30,335
   Officer's Salary                                     52,500                30,000
   Selling, General and Administrative                 265,351               272,194
                                                --------------        --------------
      Total Expenses                                   454,552               410,039
                                                --------------        --------------

Net (Loss) From Continuing Operations                 (388,952)             (410,039)
Net (Loss) From Discontinued Operations                 (5,535)             (129,061)
                                                --------------        --------------

Net (Loss)                                      $     (394,487)       $     (539,100)
                                                ==============        ==============

Net (Loss) Per Common Share
   Basic and Diluted
      Net (Loss) From Continuing Operations     $        (0.01)       $        (0.01)
      Net (Loss) From Discontinued Operations            (0.00)                (0.00)
                                                --------------        --------------

           Total                                $        (0.01)       $        (0.01)
                                                ==============        ==============

Weighted Average Number of Common
      Shares Outstanding                            53,515,085            38,025,664
                                                ==============        ==============















      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -5-


                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                              Three Months Ended    Three Months Ended
                                                March 31, 2006        March 31, 2005
                                                --------------        --------------
                                                                        (Restated)

Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      From Continuing Operations                $     (388,952)       $     (410,039)
      From Discontinued Operations                      (5,535)             (129,061)
    Adjustments to Reconcile Net (Loss)
      To Net Cash Provided (Required)
        By Operating Activities:

    Depreciation and Amortization
      From Continuing Operations                        11,932                23,256
      from Discontinued Operations                           0                21,078
    Issuance of Common Stock
       For Services Provided                            73,650                66,000
    Loss on Sale of Equipment                                0                15,090
    Officer's Salary                                    52,500                30,000
        Changes In:
        Accounts Receivable                             (3,131)               75,002
        Inventory                                      (98,913)                    0
        Prepaid Expenses                               (20,508)               43,672
        Deposits                                             0                11,800
        Accounts Payable and Accrued Expenses          144,434                26,389
        Deposit - Sale of Assets                             0                 4,891
                                                --------------        --------------

Net Cash (Required)
  By Operating Activities                             (234,523)             (221,922)
                                                --------------        --------------

Cash Flows Provided (Required)
  By Investing Activities:
   Deposits and Advances For
     Pending Acquisitions                                    0              (100,126)
   Proceeds - Sale of Equipment                              0               211,928
  Acquisitions of Property, Plant & Equipment           (5,475)               (6,264)
                                                --------------        --------------

Net Cash Provided (Required)
  By Investing Activities                               (5,475)              105,538
                                                --------------        --------------





      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -6-

                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

                                                Three Months      Three Months
                                                    Ended             Ended
                                               March 31, 2006    March 31, 2005
                                               --------------    --------------
                                                                   (Restated)
Cash Flows Provided (Required) By
   Financing Activities:
      Proceeds of Short-Term Loans                    141,500                 0
      Payment of Short-Term Loans                        (904)          (38,027)
      Payments of Long-Term Loans                      (2,563)           (1,525)
      Proceeds of Loans from Related Parties           94,635           197,159
                                               --------------    --------------

Net Cash Provided By Financing Activities             232,668           157,607
                                               --------------    --------------

Net Increase (Decrease) In Cash                        (7,330)           41,223
Cash at Beginning of Period                            11,290             5,929
                                               --------------    --------------
Cash at End of Period                          $        3,960    $       47,152
                                               ==============    ==============

Supplemental Disclosures Of
   Cash Flow Information
      Cash Payments for Interest               $        3,640    $       13,335
                                               ==============    ==============

      Cash Payments For Income Taxes           $            0    $            0
                                               ==============    ==============
Non-Cash Investing and Financing Activities:
      Issuance of Common Stock:
        Acquisition of Patent                  $      330,000    $            0
        Payment of Accounts Payable                    26,683            12,000
                                               --------------    --------------
        Total Non-Cash Financing Activities    $      356,683    $       12,000
                                               ==============    ==============

















      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -7-

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 2006 and 2005 have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2005, is derived from the registrant's Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited consolidated financial statements and notes for the year ended December 31, 2005, included in the registrant's Form 10-KSB for the year ended December 31, 2005.

         Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries, Ecoloclean, Inc., World Environmental Technologies, Inc., and Aquatronics Industries, Inc. The operations of two wholly-owned subsidiaries, Ecoloclean of Texas, Inc., and Reliant Drilling Systems, Inc., were discontinued during 2005. These financial statements reflect the net assets and net liabilities of the discontinued operations as well as the operating results of the discontinued units. All significant inter-company accounts and transactions have been eliminated in consolidation.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



NOTE 2 - GOING CONCERN
------   -------------

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations. However, as shown in these condensed consolidated financial statements, the Company during the three-month period ended March 31, 2006, incurred a net loss from continuing operations of $388,952 and a net loss from discontinued operations of $5,535. In addition, as at March 31, 2006, the Company's total liabilities exceeded its total assets by $1,839,521. The Company has experienced significant recurring operational losses and negative cash flows from operations and at March 31, 2006, has an accumulated deficit of $7,633,595. These factors raise doubt about the Company's ability to continue as a going concern if changes in operations are not forthcoming.

         During the third quarter of 2005, the Company acquired 100% of the issued and outstanding stock of Aquatronics Industries, Inc., (Aquatronics), a company which specializes in the removal of impurities and waste by-products. Aquatronics has been in the waste water treatment field for over 20 years. Management believes that this acquisition will provide new avenues of opportunity in the development of its water remediation and purification services. In addition to the acquisition of Aquatronics, the Company, on March 23, 2006, acquired a certain patent relating to the disinfection and purification of water and related technology (See Note 3). Management, in its continuing efforts to obtain debt/equity financing, closed in February 2006, on a debt financing arrangement which netted the Company approximately $120,000. During April 2006, the Company completed the sale of 1,000,000 shares of its restricted common stock for $50,000 plus options. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 3 - ACQUISITION OF PATENT
------   ---------------------

         On March 23, 2006, the Company acquired all rights, title and interest to a certain "patent" relating to the disinfection and purification of water and related technology. This "patent" had been recorded in the United States Patent and Trademark office on March 12, 2001. The cost of this "patent" is $15,000 on the execution of the agreement (March 23, 2006) and nine monthly payments of $15,000 per month commencing on May 1, 2006 and ending on January 1, 2007. In addition, the Company shall transfer 3,000,000 shares of restricted common stock of Ecoloclean Industries, Inc., to the holder of the patent. As of March 31, 2006, 1,000,000 shares had been issued to the original patent owner and another 2,000,000 shares had been issued and were being held for later release (March 23, 2007) pursuant to the terms and conditions of the "Agreement for Assignment of Patent" dated March 23, 2006. A further condition of this "patent" acquisition requires the Company to pay a royalty to the original patent owner based on the gross sales of products utilizing the patented technology or any component thereof.

NOTE 4 - SUMMARY OF RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------------------------------------

         As a result of management re-evaluating its accounting treatment for certain restricted stock issued for services and fees, the March 31, 2005, interim condensed consolidated financial statements have been restated. In addition, management reclassified and netted all revenue and expenses related to discontinued operations and disclosed the net
         (loss) from discontinued operations as a separate line item and also segregated all assets and liabilities relating to the discontinued operations.

NOTE 5- RELATED PARTY TRANSACTIONS
------  --------------------------

         The Board of Directors has approved a salary for services provided. At March 31, 2006, the cumulative amount of unpaid officer's salary was $490,000 and is included in Accounts Payable and Accrued Expenses.

         At March 31, 2006, cumulative advances bearing interest at 5% per annum due to officers of the Company amounted to $1,396,720 plus $212,917 of accrued interest. The accrued interest is included in Accounts Payable and Accrued Expenses. The advances are due July 10, 2007, with the right of prepayment.

NOTE 6 - COMMON STOCK TRANSACTIONS
------   -------------------------

         On January 23, 2006, the Company issued 350,000 shares of its restricted common stock valued at $33,250 for consulting services.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 6 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   -------------------------------------

         On January 26, 2006, the Company issued 200,000 shares of its common stock valued at $30,000 for consulting services.

         On March 1, 2006, the Company issued 80,000 shares of its common stock valued at $10,400 for accounting services.

         On March 23, 2006, the Company authorized the issuance of 3,000,000 shares of its restricted common stock valued at $330,000 in accordance with the terms of the Bio-Catalytica, Inc., patent acquisition agreement.

         On March 31, 2006, the Company issued 200,000 shares of its restricted common stock in payment of a $26,683 account payable.

NOTE 7 - DISCONTINUED OPERATIONS
------   -----------------------

         During the first and second quarters of 2005, the Company implemented its decision to discontinue operations of two wholly-owned subsidiaries, Reliant Drilling Systems, Inc., (RDS) and Ecoloclean of Texas, Inc. (ECOT).

         As a result of the Company discontinuing the operations of RDS and ECOT, the condensed consolidated financial statements and the related notes contained herein have been restated to reflect the financial position, results of operations and cash flows of RDS and ECOT as discontinued operations.

         The following table sets forth, for the periods indicated, selected financial data of the Company's discontinued operations.


               SELECTED FINANCIAL DATA FOR DISCONTINUED OPERATIONS
               ---------------------------------------------------

                                                           Three Months Ended
                                                         March 31,    March 31,
                                                            2006         2005
                                                         ---------    ---------

     Revenue                                             $       0    $  76,007
     Cost of Sales                                               0       48,628
                                                         ---------    ---------
     Gross Profit                                                0       27,379
     Expenses (Net of Gains/Losses on Sales of Assets)       5,535      156,440
                                                         ---------    ---------
     (Loss) From Discontinued Operation                  $  (5,535)   $(129,061)
                                                         =========    =========


NOTE 8 - SUBSEQUENT EVENTS
------   -----------------

         On April 5, 2006, the Company completed the sale of 1,000,000 shares of its restricted common stock for $50,000 and granted a three-year stock option at fifteen ($0.15) cents per share to acquire 750,000 additional shares of the Company's restricted common stock to the investor.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis or Plan or Operation

Overview and Plan of Operation

Background

During the quarter ended March 31, 2006, Ecoloclean Industries, Inc., (ECCI) had gross operating revenues of $65,600 from continuing operations and $0 from discontinued operations, which included its Louisiana subsidiary, Reliant Drilling Systems, Inc.,(RDS) and its Texas subsidiary, Ecoloclean of Texas, Inc., (ECOT) whose operations were discontinued during the first six months of 2005.

Current Operations

A. Industrial and Exploration Liquid Waste Remediation Services

World Environmental Technologies, Inc., is still awaiting the approval for the amendment to its State-Wide Water Discharge Permit which would allow World Environmental Technologies, Inc., to again offer its services of cleaning drill water to the oil and gas industry. Once approval of the amendment is received, it is anticipated that the services offered by World Environmental Technologies, Inc., could again be in demand.

B.  Agricultural Clean Up

Ecoloclean, Inc. (ECI), a wholly owned subsidiary of the Company, has devoted substantial efforts to the Dairy Industry as it pertains to the animal waste created by cows, swine and chickens. During the first quarter of 2006, we have been informed that Texas A&M University has finished their report, although we have not received a copy at this time, we assume that the EPA, American Dairy Association, Texas Farm Bureau and other interested agencies, have not received their copy. The Company does not expect any revenue producing activities from the agricultural business until the third quarter of 2006 at the earliest, subject to the receipt of a positive report form Texas A&M University.

C. Coale Separator aka "Diesel Pure"

As outlined previously, ECCI obtained the Worldwide Exclusive Rights for the patented Coale Separator. This device is capable of removing contaminants from diesel fuel, such as water, sand and other impurities, thus increasing engine life, reducing injector replacement and engine wear.

During the third quarter of 2005, the Company signed an exclusive marketing agreement with an experienced organization in the truck and auto after market and to the industrial market place. In order to sell our "Diesel Pure" product line in these market places, the Company is required to complete additional product information and instructions when adequate funding becomes available in order to gain further acceptance in the market place.

D. Aquatronics Industries, Inc.

On September 13, 2005, the Company completed the acquisition of 100% of the outstanding stock of Aquatronics Industries, Inc., located in Riverside, Rhode Island by the issuance of 2,500,000 shares of its restricted common stock and providing working capital of $300,000. Aquatronics Industries, Inc., a wholly owned subsidiary of Ecoloclean Industries, Inc., (ECCI) has provided creative and cost effective solutions to a wide range of industrial, commercial residential pure water, wastewater and solid waste management problems for in excess of 20 years. The Company intends to build on the 20 years of experience of Aquatronics' management and employees which includes a customer base and established reputations of technical expertise.

In addition to providing capital over the $300,000 initial requirement and an amount in excess of $150,000, Ecoloclean Industries, Inc., has assisted "Aquatronics" in acquiring the "BioCatalytica" water purification patent (See New Developments). This patent both extends the activities in which "Aquatronics" is already engaged and expands its capabilities beyond the levels of its previous experience in a cost-effective manner.

E.  New Developments

On March 23, 2006, the Company's wholly owned subsidiary, Aquatronics Industries, Inc., acquired the "BioCatalytica" water purification patent rights, which acts as an adjunct to the active disciplines engaged in the production and installation of water remediation systems and also provides the Company with exclusive manufacturing rights.

Consideration includes $150,000 was due at closing with the remaining $135,000 due at $15,000 per month beginning May l, 2006, and a 5% royalty in addition to 3,000,000 shares of Ecoloclean Industries, Inc. restricted common stock of which 1,000,000 shares were due at closing with the remaining 2,000,000 shares due within one year or earlier, subject to orders utilizing the patented compound. These shares have been issued and are being held for such releases.

Although "Aquatronics" revenues for the three months ended March 31, 2006, were $62,560, which resulted in an operating loss of $135,447, their management has indicated an increased level of revenues for the remaining months of 2006, based on their current back log and ongoing marketing and sales efforts.

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

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $65,600 from continuing operations for the three months ended March 31, 2006, as compared to $0 in revenues for the three months ended March 31, 2005. The increased revenues of $65,600 were due to $62,560 revenues from our newly acquired subsididary, Aquatronics Industries, Inc. (Aquatronics) and revenues of $3,040 from our World Environmental Technologies, Inc., subsidiary.

TOTAL COSTS AND EXPENSES: Total costs and expenses increased (restated) from $410,039 (restated) for the three months ended March 31, 2005, to $454,552 for the three months ended March 31, 2006, of which $198,007 was incurred at "Aquatronics." The decrease of $153,494 (exclusive of "Aquatronics") was primarily due to the Company's cost reduction program. Non-cash stock-based costs and expenses totaled $73,650 of the $459,552 of expenses.

OPERATING EXPENSES: Operating expenses decreased from $54,254 for the three months ended March 31, 2005, to $20,786 from continuing operations for the three months ended March 31, 2006. The decrease of $33,468 was primarily due to the Company's cost reduction program.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES: Selling, general and administrative expenses decreased from $272,294 (restated) for the three months ended March 31, 2005, to $265,351 for the three months ended March 31, 2006, of which $158,507 was incurred at "Aquatronics." The decrease of $82,808 (exclusive of "Aquatronics") was primarily due the Company's cost reduction program.

INCOME TAX: The pretax loss decreased from $394,487 (restated) for the three months ended March 31, 2005, to $394,787 for the three months ended March 31, 2006, a decrease of $280,060 (exclusive of the $135,447 loss at "Aquatronics").

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the three months ended March 31, 2006, totaled $5,475 as compared with $6,364 for the three months ended March 31, 2005.

Sales of capital assets were $0 for the three months ended March 31, 2006, as compared to $211,928 for the three months ended March 31, 2005. The 2005 sales of capital assets were the initial sales of equipment of the Company's subsidiary, Reliant Drilling Systems, Inc., after discontinuing its operations.

Total debt increased from $2,858,172 at March 31, 2005, to $3,411,091 at March 31, 2006, an increase of $552,919 inclusive of $548,322 of "Aquatronics" debt. During the three months ended March 31, 2006, the Company received loans of $94,635 from the President, $20,000 from an employee and a loan of $150,000 from outside financing source of which $120,000 was used as of March 31, 2006. Total debt as of March 31, 2006, and March 31, 2005, expressed as a percentage of the sum of total debt and shareholders' deficit was 217.0% and 290.8% respectively.

Net loss for the three months ended March 31, 2006, was $394,487 a decrease of 26.8% from the restated net loss of $539,100 for the three months ended March 31, 2005. Diluted net loss per common share remained unchanged. The net loss per share calculation for the three months ended March 31, 2006 included an increase in actual and equivalent shares outstanding.

DISCONTINUED OPERATIONS: The loss from discontinued operations for the three months ended March 31, 2006, includes losses of $4,667 incurred by Reliant Drilling Systems, Inc., and $868 incurred by Ecoloclean of Texas, Inc. These losses of each subsidiary, which total $5,535 represent a reduction of $123,526 from the losses of $129.061 from discontinued operations for the three months ended March 31, 2005, as the operations of each subsidiary wind down.

GOING CONCERN: While the Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. Factors contributing to this substantial doubt include recurring losses from operations and net working capital deficiencies. As mentioned in the Financial Condition, Liquidity and Capital Resources section above, we are currently dependent on funding from the President and an employee of the Company to continue the Company's operations. The discontinuance of such funding and the unavailability of outside financing to replace such funding could result in the Company ceasing operations.

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

Item 3.     Controls and Procedures

(a) Evaluation Of Disclosure Controls And Procedures.

Item 308(a)(3) of Regulation S-B states that "Management is not permitted to conclude that the small business issuer's internal control over financial reporting is effective if there are one or more material weaknesses in the small business issuer's internal control over financial reporting." As a result of (1) our inability to timely report the historical financial statements of Aquatronics Industries, Inc. and the Bio-Catalytica patent acquisition and (2) the restatements to our December 31, 2004 financial statements and our quarterly reports for the periods ending March 31, June 30 and September 30, 2005, as disclosed in Footnote 3 to our December 31, 2005 financial statements as filed on Form 10-KSB on May 15, 2006, our Chief Executive Officer and Principal Accounting Officer can no longer conclude that after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-QSB, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes In Internal Control Over Financial Reporting.

There were no significant changes in our internal control over financial reporting during the last fiscal year, up to and including the date of this filing (except as disclosed in (a) above), that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During our first quarter we issued the following common stock:

On January, 23, 2006, we issued 350,000 shares to Ahmed Karim for services valued at $33,205.

On January 26, 2006, we issued 200,000 shares to Joe Mule for services valued at $30,000.

On March 31, 2006, we issued 200,000 shares to Joe Mule for reimbursed expenses totaling at $26,683.

On March 23, 2006, Ecoloclean Industries, Inc. agreed to issue a total of Three Million (3,000,000) common shares, to BioCatalytica, Inc. in connection with the purchase of a U.S. Patent by our subsidiary, Aquatronics Industries, Inc. We issued and delivered One Million (1,000,000) shares on, or about April 1, 2006. We issued the balance of Two Million (2,000,000) shares which we are holding in escrow for delivery on, or before March 23, 2007, as outlined in the purchase agreement. We valued the transaction at Eleven ($0.11) Cents per share or $330,000.

We believe the offer and sale of these securities qualifies for the securities transaction exemption permitted by Section 4(2) of the Securities Act of 1933, as amended, (the "Act"). These are restricted securities and may not be publicly resold without registration under the Act or an exemption from registration.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information

On March 23, 2006, our subsidiary, Aquatronics Industries, Inc., acquired a U.S. patent by assignment from BioCatalytica, Inc., a Rhode Island corporation. It is Patent No. US6-524-540-B1 which relates to the disinfection and purification of water and related technology dated February 25, 2003 as originally assigned by Charles F. Heinig, Jr. to BioCatalytica, Inc.

Aquatronics agreed to pay BioCatalytica, Inc. $150,000 payable $15,000 down and $15,000 monthly until paid in full. Additionally, Ecoloclean Industries, Inc., Aquatronics' parent, agreed to issue BioCatalytica, Inc. Three Million

(3,000,000) Ecoloclean Industries, Inc. common shares in connection with the purchase of this patent. We issued and delivered One Million (1,000,000) shares on, or about April 1, 2006. We issued the balance of Two Million (2,000,000) shares which we are holding in escrow for delivery on, or before March 23, 2007 as outlined in the purchase agreement. (See Exhibit 10)

Additionally, Aquatronics agreed to pay a Five (5%) percent royalty to BioCatalytica, Inc. on all gross sales from products utilizing the patented technology or related component of the technology.

Item 6.  Exhibits

      Exhibit No.          Exhibit Name

         10                Agreement  for  Assignment  of Patent dated March 23,
                           2006

         31                Chief    Executive/Financial    Officer-Section   302
                           Certification pursuant to Sarbanes-Oxley Act.

         32 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ECOLOCLEAN INDUSTRIES, INC.


Dated: May 19, 2006                                   /s/ Royis Ward
                                                     ---------------------------
                                                     By: Royis Ward
                                                     Title: President, CEO, CFO