Form 10QSB
period 2006-06-30
ECOLOCLEAN INDUSTRIES INC
filed 2006-08-14
CIK 1161165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                                   For the quarterly period ending June 30, 2006

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

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock - $0.0001 par value



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

As of June 30, 2006, there were 58,090,085 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes     No X
                                                   ---   ---

                           ECOLOCLEAN INDUSTRIES, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I - Financial Information

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2006, and December 31, 2005..........................      3-4

         Condensed Consolidated Statements of Operations
         For the Three Months Ended June 30, 2006 and 2005.............        5

         Condensed Consolidated Statements of Operations
         For the Six Months Ended June 30, 2006 and 2005...............        6

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2006 and 2005...............      7-8

         Notes to Condensed Consolidated Financial Statements..........     9-12

Item 2 - Management's Discussion and Analysis or Plan of Operation.....       13

Item 3 - Controls and Procedures.......................................       19


PART II - Other Information

Item 1 - Legal Proceedings.............................................       20

Item 2 - Changes in Securities and Use of Proceeds.....................       20

Item 3 - Defaults Upon Senior Securities...............................       21

Item 4 - Submission of Matters to a Vote of Security Holdings..........       21

Item 5 - Other Information.............................................       21

Item 6 - Exhibits and Reports on Form 8K ..............................       21

Signature..............................................................       21

                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------



                                             June 30, 2006     December 31, 2005
                                           -----------------   -----------------
                                              (Unaudited)

Current Assets:
   Cash                                    $           9,328   $           8,649
   Accounts Receivable                               118,814             100,839
   Inventory                                         187,426              76,091
   Prepaid Expenses                                   24,552              44,594
   Current Portion of Assets
     Of Discontinued Operations                       60,278              58,520
                                           -----------------   -----------------
      Total Current Assets                           400,398             288,693
                                           -----------------   -----------------

Property Plant and Equipment, Net                    228,982             364,130
                                           -----------------   -----------------

Other Assets:
   Deposits                                            6,450               6,450
   License & Trademark Costs (Net)                    10,037              12,836
   Patent                                            480,000                   0
   Goodwill                                          310,696             310,696
                                           -----------------   -----------------
      Total Other Assets                             807,183             329,982
                                           -----------------   -----------------

      Total Assets                         $       1,436,563   $         982,805
                                           =================   =================


















      See Accompanying Notes to Condensed Consolidated Financial Statements


                           ECOLOCLEAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------


                                                    June 30, 2006      December 31, 2005
                                                  -----------------    -----------------
                                                     (Unaudited)
Current Liabilities:
   Current Maturities-Notes and
     Loans Payable                                $         418,137    $         198,161
    Accounts Payable and Accrued Expenses                 1,488,655            1,225,212
   Current Portion of Liabilities
     Of Discontinued Operations                             102,882              117,220
                                                  -----------------    -----------------
      Total Current Liabilities                           2,009,674            1,540,593

Long-Term Debt                                                9,859               15,494

Due to Related Parties                                    1,434,300            1,302,085
                                                  -----------------    -----------------

      Total Liabilities                                   3,453,833            2,858,172
                                                  -----------------    -----------------

Commitments and Contingencies                                  --                   --

Stockholders' (Deficit):
   Preferred Stock, $0.01 par value
      1,000,000 shares authorized, none issued                 --                   --
   Common Stock, $.0001 par value per share,
      100,000,000 shares authorized; 51,600,085
      shares issued and outstanding December
      31, 2005; 58,090,085 shares issued and
      outstanding June 30, 2006                               5,809                5,160
   Additional Paid-in Capital                             6,031,964            5,358,581
   Accumulated (Deficit)                                 (8,055,043)          (7,239,108)
                                                  -----------------    -----------------

      Total Stockholders' (Deficit)                      (2,017,270)          (1,875,367)
                                                  -----------------    -----------------

      Total Liabilities and
           Stockholders' (Deficit)                $       1,436,563    $         982,805
                                                  =================    =================









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -4-


                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                             Three Months Ended   Three Months Ended
                                                June 30, 2006        June 30, 2005
                                                -------------        -------------
                                                                       (Restated)

Revenues:                                       $      73,003        $       8,889
                                                -------------        -------------

Expenses:
   Cost of Sales                                       82,399                2,504
   Operating Expenses                                  16,365               21,928
   Depreciation & Amortization                         21,695               24,339
   Interest                                            29,368               32,480
   Officer's Salary                                    52,500               30,000
   Selling, General and Administrative                363,393              326,340
                                                -------------        -------------
      Total Expenses                                  565,720              437,591
                                                -------------        -------------

(Loss) From Operations                               (492,717)            (428,702)

Other Income/ (Expenses)
   Gain on Sale of Assets                              76,066                    0
                                                -------------        -------------

Net (Loss) From Continuing Operations                (416,651)            (428,702)

Net Gain/ (Loss) From Discontinued Operations          (4,797)              42,853
                                                -------------        -------------

Net (Loss)                                      $    (421,448)       $    (385,849)
                                                =============        =============

Net (Loss) Per Common Share
   Basic and Diluted
      Net (Loss) From Continuing Operations     $       (0.01)       $       (0.01)
      Net (Loss) From Discontinued Operations           (0.00)               (0.00)
                                                -------------        -------------

           Total                                $       (0.01)       $       (0.01)
                                                =============        =============

Weighted Average Number of Common
      Shares Outstanding                           56,760,085           42,077,135
                                                =============        =============









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -5-

                           ECOLOCLEAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                             Six Months Ended   Six Months Ended
                                               June 30, 2006      June 30, 2005
                                               -------------      -------------
                                                                    (Restated)

Revenues:                                      $     138,603      $       8,889
                                               -------------      -------------

Expenses:
   Cost of Sales                                     161,644              2,504
   Operating Expenses                                 37,101             76,182
   Depreciation & Amortization                        33,627             47,595
   Interest                                           54,156             62,815
   Officer's Salary                                  105,000             60,000
   Selling, General and Administrative               628,744            598,534
                                               -------------      -------------
      Total Expenses                               1,020,272            847,630
                                               -------------      -------------

(Loss) From Operations                              (881,669)          (838,741)

Other Income/ (Expenses)
   Gain on Sale of Assets                             76,066                  0
                                               -------------      -------------

Net (Loss) From Continuing Operations               (805,603)          (838,741)

Net (Loss) From Discontinued Operations              (10,332)           (86,208)
                                               -------------      -------------

Net (Loss)                                     $    (815,935)     $    (924,949)
                                               =============      =============

Net (Loss) Per Common Share
   Basic and Diluted
      Net (Loss) From Continuing Operations    $       (0.01)     $       (0.02)
      Net (Loss) From Discontinued Operations          (0.00)             (0.00)
                                               -------------      -------------

           Total                               $       (0.01)     $       (0.02)
                                               =============      =============

Weighted Average Number of Common
      Shares Outstanding                          54,845,085         41,592,135
                                               =============      =============









      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -6-

                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                             Six Months Ended   Six Months Ended
                                               June 30, 2006      June 30, 2005
                                               -------------      -------------
                                                                    (Restated)

Cash Flows Provided (Required) By
  Operating Activities:
    Net (Loss)
      From Continuing Operations               $    (805,603)     $    (838,741)
      From Discontinued Operations                   (10,332)           (86,208)
    Adjustments to Reconcile Net (Loss)
       To Net Cash Provided (Required)
         By Operating Activities:

    Depreciation and Amortization
      From Continuing Operations                      33,627             47,595
      From Discontinued Operations                         0             35,712
    Issuance of Common Stock
        For Services Provided                        247,350            191,000
    (Gain)/Loss on Sale of Assets                    (76,066)           (60,653)
    Officer's Salary                                 105,000             60,000
       Changes In:
       Accounts Receivable                           (19,349)           133,334
       Inventory                                    (111,335)                 0
       Prepaid Expenses                               20,042             54,311
       Deposits                                            0             10,970
       Accounts Payable and Accrued Expenses         170,788             36,558
                                               -------------      -------------

Net Cash (Required)
  By Operating Activities                           (445,878)          (416,122)
                                               -------------      -------------

Cash Flows Provided (Required)
  By Investing Activities:
   Deposits and Advances For
      Pending Acquisitions                                 0           (197,439)
   Proceeds - Sale of Equipment                      198,631            385,856
   Acquisitions of Property, Plant & Equipment       (18,245)           (26,198)
                                               -------------      -------------

Net Cash Provided (Required)
  By Investing Activities                            180,386            162,219
                                               -------------      -------------







      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -7-

                           ECOLOCLEAN INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

                                             Six Months Ended   Six Months Ended
                                               June 30, 2006      June 30, 2005
                                               -------------      -------------
                                                                    (Restated)
Cash Flows Provided (Required) By
   Financing Activities:
      Proceeds - Sale of Common Stock                 70,000                  0
      Note Receivable - Sale of Assets                     0            (85,000)
      Proceeds of Short-Term Loans                   247,500                  0
      Payment of Short-Term Loans                   (177,525)           (88,720)
      Payments of Long-Term Loans                     (5,635)            (3,051)
      Proceeds of Loans from Related Parties         132,215            432,343
                                               -------------      -------------

Net Cash Provided By Financing Activities            266,555            255,572
                                               -------------      -------------

Net Increase in Cash                                   1,063              1,669
Cash at Beginning of Period                           11,290              5,929
                                               -------------      -------------
Cash at End of Period                          $      12,353      $       7,598
                                               =============      =============

Supplemental Disclosures Of
   Cash Flow Information
      Cash Payments for Interest               $       5,413      $     (16,975)
                                               =============      =============

      Cash Payments For Income Taxes           $           0      $           0
                                               =============      =============
Non-Cash Investing and Financing Activities:
   Issuance of Common Stock:
     Repayment of Loan from Related Party      $           0      $   1,250,000
     Acquisition of Patent                           330,000                  0
     Payment of Accounts Payable                      26,683             12,000
                                               -------------      -------------
     Total Non-Cash Financing Activities       $     356,683      $   1,262,000
                                               =============      =============















      See Accompanying Notes to Condensed Consolidated Financial Statements
                                       -8-

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 1 - BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements for the six month periods ended June 30, 2006 and 2005 have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2005, is derived from the registrant's Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements include the accounts of the registrant and its wholly-owned subsidiaries, Ecoloclean, Inc., World Environmental Technologies, Inc., and Aquatronics Industries, Inc. The operations of two wholly-owned subsidiaries, Ecoloclean of Texas, Inc., and Reliant Drilling Systems, Inc., were discontinued during 2005. These financial statements reflect the net assets and net liabilities of the discontinued operations as well as the operating results of the discontinued units. All significant inter-company accounts and transactions have been eliminated in consolidation.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 - GOING CONCERN
------   -------------

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations. However, as shown in these condensed consolidated financial statements, the Company, during the six-month period ended June 30, 2006, incurred a net loss from continuing operations of $805,603 and a net loss from discontinued operations of $10,332. In addition, as at June 30, 2006, the Company's total liabilities exceeded its total assets by $2,017,270. The Company has experienced significant recurring operational losses and negative cash flows from operations and at June 30, 2006, has an accumulated deficit of $8,055,043. These factors raise doubt about the Company's ability to continue as a going concern if changes in operations are not forthcoming.

         During the third quarter of 2005, the Company acquired 100% of the issued and outstanding stock of Aquatronics Industries, Inc., (Aquatronics), a company which specializes in the removal of impurities and waste by-products. Aquatronics has been in the waste water treatment field for over 20 years. Management believes that this acquisition will provide new avenues of opportunity in the development of its water remediation and purification services. In addition to the acquisition of Aquatronics, the Company, on March 23, 2006, acquired a certain patent relating to the disinfection and purification of water and related technology (See Note 3). Management, in its continuing efforts to obtain debt/equity financing, closed in February 2006 on a debt financing arrangement of approximately $125,000. During June, the Company repaid the debt financing with a portion of the proceeds received from the sale of its Louisiana building. During the 2nd
         Quarter, the Company completed the sale of 1,400,000 shares of its restricted common stock for $70,000. During July 2006, the Company completed the sale of an additional 1,000,000 shares of its restricted common stock for $50,000. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

NOTE 4 - SUMMARY OF RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------   ---------------------------------------------------------------

         As a result of management re-evaluating its accounting treatment for certain restricted stock issued for services and fees, the June 30, 2005, interim condensed consolidated financial statements have been restated. In addition, management reclassified and netted all revenue and expenses related to discontinued operations and disclosed the net
         (loss) from discontinued operations as a separate line item and also segregated all assets and liabilities relating to the discontinued operations.

NOTE 5- RELATED PARTY TRANSACTIONS
------  --------------------------

         The Board of Directors has approved a salary for services provided. At June 30, 2006, the cumulative amount of unpaid officer's salary was $520,000 and is included in Accounts Payable and Accrued Expenses.

         At June 30, 2006, cumulative advances bearing interest at 5% per annum due to officers of the Company amounted to $1,434,300 plus $233,790 of accrued interest. The accrued interest is included in Accounts Payable and Accrued Expenses. The advances are due July 10, 2007, with the right of prepayment.

NOTE 6 - COMMON STOCK TRANSACTIONS
------   -------------------------

         On April 12, 2006, the Company sold 1,000,000 shares of its restricted common stock for $50,000, which was received at that time.


                           ECOLOCLEAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



NOTE 6 - COMMON STOCK TRANSACTIONS (CONTINUED)
------   -------------------------------------

         On May 1, 2006, the Company sold 400,000 shares of its restricted common stock for $20,000, which was received at that time.

         On June 5, 2006, the Company issued 100,000 shares of its common stock valued at $12,000 for management services provided to a subsidiary.

         On June 5, 2006, the Company issued 80,000 shares of its common stock valued at $9,600 for accounting services provided to a subsidiary.

         On June 5, 2006, the Company issued 80,000 shares of its common stock valued at $9,600 for accounting services.

         On June 12, 2006, the Company issued 1,000,000 shares of its restricted common stock valued at $142,500 for consulting services.

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

               SELECTED FINANCIAL DATA FOR DISCONTINUED OPERATIONS
               ---------------------------------------------------

                                                                 Six Months Ended
                                                              June 30,     June 30,
                                                                2006         2005
                                                             ---------    ---------
         Revenue                                             $       0    $  75,863
         Cost of Sales                                               0       49,066
                                                             ---------    ---------
         Gross Profit                                                0       26,797
         Expenses (Net of Gains/Losses on Sales of Assets)      10,332      113,005
                                                             ---------    ---------
         (Loss) From Discontinued Operation                  $ (10,332)   $ (86,208)
                                                             =========    =========

NOTE 8 - SUBSEQUENT EVENTS
------   -----------------

         On July 13, 2006, the Company completed the sale of 1,000,000 shares of its restricted common stock for $50,000 and granted a three-year stock option at fifteen ($0.15) cents per share to acquire 750,000 additional shares of the Company's restricted common stock to the investor.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis or Plan or Operation

Overview and Plan of Operation

Background

During the quarter ended June 30, 2006, Ecoloclean Industries, Inc., (ECCI) had gross operating revenues of $73,003 from continuing operations and $0 from discontinued operations, which included its Louisiana subsidiary, Reliant Drilling Systems, Inc.,(RDS) and its Texas subsidiary, Ecoloclean of Texas, Inc., (ECOT) whose operations were discontinued during the first six months of 2005.

Current Operations

A. Industrial and Exploration Liquid Waste Remediation Services

World Environmental Technologies, Inc. is still awaiting the approval for the amendment to its State-Wide Water Discharge Permit which would allow World Environmental Technologies, Inc., to again offer its services of cleaning drill water to the oil and gas industry. Once approval of the amendment is received, it is anticipated that the services offered by World Environmental Technologies, Inc., could again be in demand. Until the approval occurs, the Company will utilize its equipment in any other income-producing activity which becomes available.


B.  Agricultural Clean Up

Ecoloclean, Inc. (ECI), a wholly owned subsidiary of the Company, has devoted substantial efforts to the Dairy Industry as it pertains to the animal waste created by cows, swine and chickens. During the first quarter of 2006, we have been informed that Texas A&M University has finished their report, although we have not received a copy at this time. We assume that the EPA, American Dairy Association, Texas Farm Bureau and other interested agencies, have not received their copy. The Company does not expect any revenue producing activities from the agricultural business until the fourth quarter of 2006 at the earliest, subject to the receipt of a positive report from Texas A & M University. If the Company does have an opportunity to obtain contracts as a result of a positive report, it will then determine the economic feasibility of allocating the necessary funds if they are available.

C. Coale Separator aka "Diesel Pure"

As outlined previously, ECCI obtained the Worldwide Exclusive Rights for the patented Coale Separator. This device is capable of removing contaminants from diesel fuel, such as water, sand and other impurities, thus increasing engine life, reducing injector replacement and engine wear.

During the third quarter of 2005, the Company signed an exclusive marketing agreement with an experienced organization in the truck and auto after market and to the industrial market place. In order to sell our "Diesel Pure" product line in these market places, the Company is required to complete additional product information and instructions when adequate funding becomes available in order to gain further acceptance in the market place. If the Company cannot obtain adequate funding sufficient to allocate the necessary funds for the "Diesel Pure" Project, the Company will cancel its license.

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

Consideration includes $150,000 due at closing with the remaining $135,000 due at $15,000 per month beginning May l, 2006, and a 5% royalty in addition to 3,000,000 shares of Ecoloclean Industries, Inc. restricted common stock of which 1,000,000 shares were due at closing with the remaining 2,000,000 shares due within one year or earlier, subject to orders utilizing the patented compound. These shares have been issued and are being held for such releases.

Although "Aquatronics" revenues for the six months ended June 30, 2006, were $135,563, which resulted in an operating loss of $250,347, their management has indicated an increased level of revenues for the remaining months of 2006, based on their current back log and ongoing marketing and sales efforts.

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

RESULTS OF OPERATIONS

REVENUES: The Company reported revenues of $73,003 from continuing operations for the three months ended June 30, 2006, as compared to $8,889 in revenues for the three months ended June 30, 2005. The increased revenues of $64,114 were all due to revenues from our newly acquired subsidiary, Aquatronics Industries, Inc. ("Aquatronics").

TOTAL COSTS AND EXPENSES: Total costs and expenses increased from $437,591 (restated) for the three months ended June 30, 2005, to $565,720 for the three months ended June 30, 2006, of which $187,903 was incurred at "Aquatronics." The decrease of $59,774 (exclusive of "Aquatronics") was primarily due to the Company's cost reduction program. Non-cash stock-based costs and expenses totaled $173,700 of the total costs and expenses.

OPERATING EXPENSES: Operating expenses decreased from $21,928 for the three months ended June 30, 2005, to $16,365 from continuing operations for the three months ended June 30, 2006. The decrease of $5,563 was primarily due to the Company's cost reduction program.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES: Selling, general and administrative expenses increased from $326,340 (restated) for the three months ended June 30, 2005, to $363,393 for the three months ended June 30, 2006, of which $64,944 was incurred at "Aquatronics." The decrease of $27,891 (exclusive of "Aquatronics") was primarily due to the Company's cost reduction program.

INCOME TAX: The pre-tax loss increased from $385,849 (restated) for the three months ended June 30, 2005, to $421,448 for the three months ended June 30, 2006, a decrease of $79,301 (exclusive of the $114,900 loss at "Aquatronics").

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES: Capital expenditures during the six months ended June 30, 2006, totaled $18,345 as compared with $26,198 for the six months ended June 30, 2005.

Sales of capital assets were $198,631 (net of $12,110 selling expenses) for the six months ended June 30, 2006, as compared to $325,203 for the six months ended June 30, 2005. The 2005 sales of capital assets were sales of equipment and other capital assets of the Company's discontinued subsidiaries. The 2006 sales of capital assets included $187,890 (net) from the sale of Company's Louisiana building.


Total debt increased from $2,858,172 at December 31, 2005, to $3,453,833 at June 30, 2006, an increase of $595,661 inclusive of $620,339 of "Aquatronics" debt. During the six months ended June 30, 2006, the Company received loans of $132,215 from the President, $107,500 from employees and a loan of $125,000 from an outside financing source which was repaid during June. Total debt, as of June 30, 2006, and June 30, 2005, expressed as a percentage of the sum of total debt and shareholders' deficit was 240.4% and 290.8% respectively.

Net loss for the six months ended June 30, 2006, was $815,935 a decrease of 15.5% from the restated net loss of $924,949 for the six months ended June 30, 2005. Basic and diluted net loss per common share decreased to $0.01 for the six months ended June 30, 2006 from $0.02 for the six months ended June 30, 2005.

DISCONTINUED OPERATIONS: The loss from discontinued operations for the three months ended June 30, 2006, includes losses of $1,849 incurred by Reliant Drilling Systems, Inc., and $2,948 incurred by Ecoloclean of Texas, Inc. These losses of each discontinued subsidiary represent a $47,650 difference from the $42,853 income from discontinued operations for the three months ended June 30, 2005.

GOING CONCERN: While the Company's unaudited condensed consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and liquidation of liabilities during the normal course of operations, certain adverse conditions and events cast substantial doubt upon the validity of this assumption. Factors contributing to this substantial doubt include recurring losses from operations and net working capital deficiencies. As mentioned in the Financial Condition, Liquidity and Capital Resources section above, we are currently dependent on funding from the President and an employee of the Company to continue the Company's operations. The discontinuance of such funding and the unavailability of outside financing to replace such funding could result in the Company ceasing operations.

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

Item 3.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes In Internal Control Over Financial Reporting.

Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c) Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. However, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving this objective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During our second quarter we offered, sold and issued the following common:

On April 12, 2006, the Company sold 1,000,000 shares of restricted common stock to Stanley Merdinger for $50,000.

On May 1, 2006, the Company sold 400,000 shares of restricted common stock to William Birnbaum and Marsha Gottlieb for $20,000.

On June 12, 2006, the Company issued 1,000,000 shares of restricted common stock to Roplis Holdings, Inc. for consulting services valued at $142,500.

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

      Exhibit No.          Exhibit Name


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

                                                     ECOLOCLEAN INDUSTRIES, INC.

                                                      /s/ Royis Ward
Dated: August 14, 2006                               ---------------------------
                                                     By: Royis Ward
                                                     Title: President, CEO, CFO